Form 10-Q
period 2011-12-31
Panama Dreaming Inc.
filed 2012-03-26
CIK 1527675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-176312

PANAMA DREAMING INC.

(Exact name of Registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

Edificio Torre El Cangrejo Segundo Piso, Oficina Numero 2 Panama City, Panama 0823-03260
(Address of principal executive offices)

(507) 392-7086
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]   NO [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of March 16, 2012.

PANAMA DREAMING INC.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Panama Dreaming Inc.
(An Exploration Stage Company)

December 31, 2011

PANAMA DREAMING INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	December 31, 2011	June 30, 2011

ASSETS

Current Assets
Cash	$1,461	-
Subscription receivable-related party	-	20,000
Total Current Assets	1,461	20,000
TOTAL ASSETS	$1,461	20,000

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities		-
Accounts payable	$3,860	-
Total Current Liabilities	3,860	-
TOTAL LIABILITIES	3,860	-

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Additional paid in capital	19,950	19,950
Deficit accumulated during the development stage	(22,399)	-

Total Stockholders’ Equity	(2,399)	20,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,461	20,000

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC. (An Exploration Stage Company) STATEMENTS OF EXPENSES (unaudited)
	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011	Inception (June 23, 2011) Through December 31, 2011
Operating Expenses:
General & Administrative	711	1,624	1,624
Legal & Accounting	1,500	10,500	10,500
Consulting Fees	6,035	10,275	10,275
Total Operating Expenses	8,246	22,399	22,399

Net loss	$(8,246)	$(22,399)	$(22,399)

Net loss per share
Basic and diluted	(0.00)	(0.00)
Weighted average
shares outstanding- Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011	Inception (June 23, 2011) Through December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,246)	(22,399)	(22,399)
Adjustments to reconcile net loss to
cash used in operating activities:
Change in:
Accounts payable & accrued liabilities	3,860	3,860	3,860
NET CASH USED IN OPERATING ACTIVITIES	(4,386)	(18,539)	(18,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		20,000	20,000
Advances from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	20,000	20,000

NET CHANGE IN CASH	(4,386)	1,461	1,461
CASH AT BEGINNING OF PERIOD	5,847	-	-

CASH AT END OF PERIOD	1,461	1,461	1,461

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Panama Dreaming Inc. (“Panama Dreaming” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Panama Dreaming’s Registration Statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures required in Panama Dreaming’s fiscal 2011 financial statements have been omitted.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Panama Dreaming will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Panama Dreaming be unable to continue as a going concern. As of December 31, 2011, Panama Dreaming has not generated revenues and has accumulated losses of $22,399 since inception. The continuation of Panama Dreaming as a going concern is dependent upon the continued financial support from its shareholders, the ability of Panama Dreaming to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Panama Dreaming’s ability to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, build a client base, and generate revenue from our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that if we raise the minimum amount in the offering, we will be able to operate for the next 12 months. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our initial public offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

 Assuming we raise the minimum amount in our offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe this could take up to 270 days from February 10, 2012 - the date of effectiveness. We will not begin operations until we have closed our offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, we will begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. Our president has agreed to allow us to use his office space rent-free if only the minimum is raised. If more than the minimum is raised $2,500 will be spent on setting up and independent office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus which is incorporated by reference herein.

3.

Once our office is established, which we said should be 30 days after completing our offering, we intend hire a web designer to begin development of the website. Locating a website designer and developing our website should take approximately 30- 60 days. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

4.

Approximately 60-90 days after we complete our public offering, we intend to promote our services through traditional sources such as real estate publications, letters, emails, flyers and mailers. We also intend to attend additional real estate related conferences. We intend to promote our services to corporations and to individuals who want to invest in Panamanian real estate and to Panamanian real estate agents. Initially we will aggressively court contacts provided by our president, Miguel Miranda. We believe that it will cost a minimum of $1,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote $5,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

5.	Within 120-180 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

In summary, we should implement our business plan and expect to be engaging clients within 90-120 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 23, 2011 to December 31, 2011

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared an internal business plan. We have reserved a domain name at www.panamadreaminginc.com. Our loss since inception is $22,399. We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 90 days after we complete our public offering.

            Since inception, we sold 5,000,000 shares of common stock to our sole officer and director in consideration of $20,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months.

We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $20,000. This was accounted for as an acquisition of shares.

As of December 31, 2011, our total assets were $1,461 and our total liabilities were $3,860.

           On June 15, 2011, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS provides administrative support for the day-to-day operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, is the Company’s bookkeeper, and is an EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company’s president and auditor, legal counsel, transfer agent, registered agent and the SEC.  Upon SEC effectiveness, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as defined by Rule 229.10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

       We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting

   There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.      RISK FACTORS

        We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.         MINE SAFETY DISCLOSURES

   Not applicable.

ITEM 5.         OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/15/11	3.1

3.2	Bylaws.	S-1	8/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	8/15/11	4.1

10.1	Consulting Agreement.	S-1	8/15/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	8/15/11	99.1

101	INTERACTIVE DATA FILES
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 26th day of March, 2012 at Panama City, Panama.

PANAMA DREAMING INC.
(Registrant)

BY:	/s/MIGUEL MIRANDA
Miguel Miranda,
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/15/11	3.1

3.2	Bylaws.	S-1	8/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	8/15/11	4.1

10.1	Consulting Agreement.	S-1	8/15/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	8/15/11	99.1

101	INTERACTIVE DATA FILES
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase