Form 10-Q
period 2012-03-31
Panama Dreaming Inc.
filed 2012-05-03
CIK 1527675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of May 2, 2012.

PANAMA DREAMING INC.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Panama Dreaming Inc.
(An Exploration Stage Company)

March 31, 2012

PANAMA DREAMING INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	March 31, 2012	June 30, 2011

ASSETS

Current Assets
Cash	$133	-
Subscription receivable-related party	-	20,000
Total Current Assets	133	20,000
TOTAL ASSETS	$133	20,000

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities		-
Accounts payable	$8,265	-
Total Current Liabilities	8,265	-
TOTAL LIABILITIES	8,265	-

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Additional paid in capital	19,950	19,950
Deficit accumulated during the development stage	(28,132)	-

Total Stockholders’ Equity	(8,132)	20,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133	20,000

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC. (An Exploration Stage Company) STATEMENTS OF EXPENSES (unaudited)
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Inception (June 23, 2011) Through March 31, 2012

Operating Expenses:
General & Administrative	102	1,752	1,752
Legal & Accounting	1,500	12,000	12,000
Consulting Fees	4,105	14,380	14,380
Total Operating Expenses	5,707	28,132	28,132

Net loss	$(5,707)	$(28,132)	$(28,132)

Net loss per share
Basic and diluted	(0.00)	(0.00)
Weighted average
shares outstanding- Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Inception (June 23, 2011) Through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,707)	(28,132)	(28,132)
Adjustments to reconcile net loss to
cash used in operating activities:
Change in:
Accounts payable & accrued liabilities	4,405	8,265	8,265
NET CASH USED IN OPERATING ACTIVITIES	(1,302)	(19,867)	(19,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	20,000	20,000
Advances from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	20,000	20,000

NET CHANGE IN CASH	(1,302)	133	133
CASH AT BEGINNING OF PERIOD	1,435	-	-

CASH AT END OF PERIOD	133	133	133

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

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Panama Dreaming will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Panama Dreaming be unable to continue as a going concern. As of March 31, 2012, Panama Dreaming has not generated revenues and has accumulated losses of $28,132 since inception. The continuation of Panama Dreaming as a going concern is dependent upon the continued financial support from its shareholders, the ability of Panama Dreaming to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Panama Dreaming’s ability to continue as a going concern.

NOTE 3.         SUBSEQUENT EVENTS

On April 18, 2012, the Company’s president Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non-interest bearing, and payable on demand.

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

Results of operations

From Inception on June 23, 2011 to March 31, 2012

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared an internal business plan. We have reserved a domain name at www.panamadreaminginc.com. Our loss since inception is $28,134. We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 90 days after we complete our public offering.

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

As of March 31, 2012, our total assets were $133 and our total liabilities were $8,265.

            On April 18, 2012, our president, Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non interest bearing, and payable on demand.

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

            None.

ITEM 1A.      RISK FACTORS

            We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as defined by Rule 229.10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

                       PROCEEDS

            On February 10, 2012, our Form S-1 registration statement (SEC file no. 333-176312) was declared effective by the SEC. Pursuant to the Form S-1, we offered 2,500,000 shares minimum, 5,000,000 shares maximum at an offering price of $0.01 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of the date of this report, we have not raised any funds or issued any shares and our offering remains open.

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
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of May, 2012 at Panama City, Panama.

PANAMA DREAMING INC.
(Registrant)

BY:	/s/ MIGUEL MIRANDA
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