Form 10-Q/A
period 2011-12-31
Panama Dreaming Inc.
filed 2012-05-15
CIK 1527675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, which was previously filed with the Securities and Exchange Commission on March 26, 2012 (the “Original Filing”). This Amendment is being filed solely for the purpose of refilling the Cover Page to the Form 10-Q to declare that the Company is a shell company.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as described above, the Original Filing has not been amended, updated or otherwise modified.

ITEM 6.          EXHIBITS

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/15/11	3.1

3.2	Bylaws.	S-1	8/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	8/15/11	4.1

10.1	Consulting Agreement.	S-1	8/15/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	8/15/11	99.1

101	INTERACTIVE DATA FILES	10-Q	03/26/12	101
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2012 at Panama City, Panama.

PANAMA DREAMING INC.
(Registrant)

BY:	/s/ MIGUEL MIRANDA
Miguel Miranda,
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/15/11	3.1

3.2	Bylaws.	S-1	8/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	8/15/11	4.1

10.1	Consulting Agreement.	S-1	8/15/11	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	8/15/11	99.1

101	INTERACTIVE DATA FILES	10-Q	03/26/12	101
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase