Form 10-K
period 2012-06-30
Panama Dreaming Inc.
filed 2012-09-12
CIK 1527675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-176312

PANAMA DREAMING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Edificio Torre El Cangrejo

Segundo Piso, Oficina Numero 2
Panama City, Panama 0823-03260
(Address of principal executive offices)

(507) 392-7086
(telephone number, including area code)

Securities pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012 $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,950,000 as of September 10, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Panama Dreaming Inc..

PART I.

ITEM 1.         BUSINESS.

Corporate Information

We were incorporated in Nevada on June 23, 2011, to engage in the business of real estate investment consulting with respect to properties located in Panama. We have not started operations. We have not generated revenues from operations, but must be considered a development stage business. Our statutory registered agent in Nevada is National Registered Agents Inc. of NV located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at Edificio Torre El Cangrejo, Segundo piso, Of. No2 , Panama City, Panama 0823-03260.

            We have not begun operations.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Background

We intend to offer real estate consulting services through our website to persons located in North America and around the world, who are interested in investing in real estate located in Panama.

Services

We intend to cater to the newly located or inexperienced real estate investors who do not have a preexisting relationship with a real estate agent in Panama. We will assist the investor by locating qualified local real estate agents in Panama who will assist with the issues relating to the purchase of real property in Panama. For providing such service, we will be paid a fee by our customer once the purchase is made.

The Process

The client will provide us with information. The information will include the area of Panama that the client wishes to purchase property; the size of the property; the price range of the property being bought or sold; the type of property, commercial or residential; and, other conditions of the purchase and sale established by the client. The information will primarily be gathered via email, but telephone conversations and personal site visits will also be employed when necessary.

Once all the relevant information is gathered we will then proceed to arrange communication between the Panamanian real estate agent and the client. Personal interviews with the real estate agent will be coordinated by us.

In exchange for obtaining a qualified real estate agent, we will be paid  by the real estate agent 25% to 50% of whatever commission the real estate agent receives on the transaction. We will have an executed blanket agreement with each real estate agent prior to introducing our client to the real estate agent. If no buy or sell transaction materialized, there will be no fees payable to us.

Our website

Currently our website is under development. We have reserved the domain name www.panamadreaminginc.com. We intend to hire an outside technology provider to develop our website. The technology provider company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, email forwarding, emailing analysis, auto responder, front page support, unlimited FTP access and hotmetal/miva script. The foregoing will allow us to promote the use of our services in an attractive fashion, and communicate with our clients online.

Our website will become the virtual business card and portfolio for us as well as our online “home.” It will showcase the services we will supply and a portfolio of properties and the variety of advisory services that we will offer. Currently, we have no customers and there is no assurance we will ever have any customers.

The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception on June 23, 2011. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based real estate referral center.

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Doing Business with Us

1.	We will email, telephone or meet with the clients to get relevant questions answered relating to our advisory services.

2.	We will disclose our fee and have the client execute a written contract with us.

3.	We will find real estate agents in Panama and introduce the real estate agent to the client for consideration.

4.	Upon completion of a real estate transaction, we will collect our fee from the referred real estate agent.

Marketing Strategy

We intend to execute agreements with real estate agents in Panama. At the same time, we intend to promote our service to the public. We will charge a fee for our service. The fee will be paid to us by the real estate agent that we introduce to our client.

We will offer direct advertising of our services on our website, by flyers and promotional material that we create for distribution by mailing and handouts at retail outlets.

Other methods of communication will include:

- Regular e-mailings to potential customers with updated company information and market changes
- Direct mail brochures and newsletters
- Publications - through newspapers and in the real estate section of local newspapers.
- Community Newsletters
- Informal marketing/networking activities such as joining organizations or attending conferences.

Customer-based marketing will included

-	Emphasizing repeat sales to clients who have used our services
-	Additional sales facilitated by links to our website
-	Strategic partnerships such as cooperative advertising

Website Marketing Strategy

Web marketing will start with our known contacts who we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

            Initially, we intend to generate revenue from one source:

- Fixed Fee - By charging a fixed fee of 25% to 50% of the Realtor’s commission on the purchase or sale of a tract of real estate .

            We intend to develop and maintain a database of all our clients and real estate agents in order to continuously build and expand our services.

There is no assurance that we will be able to interest the public or real estate agents in participating in our services.

The website will be the primary tool used to launch the service and deal with the clients. Not only will it begin the process of assessing the clients’ needs, it will also allow the clients the opportunity to persue properties available on the market, determine how much mortgage they qualify for and a variety of other services.

Competition

After we commence operations, we will face intense competition from numerous established real estate agents which places us at a competitive disadvantage since they are more established within their network. Many of these real estate agents have been working the referral business among themselves for years and will be reluctant to change the procedure of doing business. Many of these competitors will have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry offering a new type of referral service.

The real estate referral business as it exists now throughout Panama is highly competitive and is characterized by many individual real estate agents, large organized real estate companies and corporate relocation companies.

Companies compete for the referral business based on personal contacts, services offered, reputation and in some cases cost.

We do not currently have a competitive position in the Spanish real estate referral business. However, no such service, that we are aware of, has been successfully launched in the marketplace in Panama and it may very well fill an important niche such as it has done in the United States. We will have to develop our competitive position. It will be attempted primarily through the promotion and use of the web site. We will advertise in Panamanian real estate publications and contact and maintain ongoing communication with client base from previous relationships with our president.

Government Regulation

There are no laws which prohibit us from receiving a fee for placing a client with a real estate agent located in Panama.

            We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

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

ITEM 1A.      RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

Our business office is located at Edificio Torre El Cangrejo, Segundo piso, Of. No2 , Panama City, Panama 0823-03260.

ITEM 3.         LEGAL PROCEEDINGS.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

           Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “PADR.”  The following sets forth the high and low bid quotations for the Company’s common stock as reported on the Over-the-Counter Bulletin Board for each quarter since July 1, 2011.  These quotations reflect prices between dealers and do not include retail mark-ups, markdowns and commissions and may not necessarily represent actual transactions.

Fiscal Year
2012	High Bid	Low Bid

Fourth Quarter: 4-1-12 to 6-30-12	$0.25	$0.05
Third Quarter: 1-1-12 to 3-31-12	$0.00	$0.00
Second Quarter: 10-1-11 to 12-31-11	$0.00	$0.00
First Quarter: 7-1-11 to 9-30-11	$0.00	$0.00

            Of the 7,950,000 shares of common stock outstanding as of June 30, 2012, 5,000,000 shares were owned by our officers and directors.

Holders

At June 30, 2012, there were 41 stockholders of record of the Company’s common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Stock Option Grants

To date, we have not granted any stock options.

Securities Authorized for Issuance under Equity Compensation Plans

            At the present time, the Company does not have an equity compensation plan.

Purchases of Equity Securities by the Company

            None.

ITEM 6.         SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

To meet our need for cash we have raised money through our initial public offering in May 2012. We believe that from the funds raised in the offering, we will be able to operate for the next 12 months. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our initial public offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the funds raised from our initial offering will last a year but with limited funds available to develop growth strategy.  Other than as described in this paragraph, we have no other financing plans.

From the funds raised, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

We have begun to establish our office and acquire the equipment we need to begin operations. Our president has agreed to allow us to use his office space rent-free. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus which is incorporated by reference herein.

2.

We intend to hire a web designer to begin development of the website. Locating a website designer and developing our website should take approximately 30- 60 days. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

3.

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

4.	Within 120-180 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

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

Results of operations

From Inception on June 23, 2011 to June 30, 2012

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared an internal business plan. We have reserved a domain name at www.panamadreaminginc.com. Our loss since inception is $43,298. We have not started our proposed business operations and will not do so until we have completed our offering.

            Since inception, we sold 5,000,000 shares of common stock to our sole officer and director in consideration of $20,000.

            On May 30, 2012, we completed the sale of 2,950,000 share of common stock at $0.01 per share for total consideration of $29,500.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. From the funds raised in our public offering, we believe we can satisfy our cash requirements during the next 12 months.

We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $20,000. This was accounted for as an acquisition of shares.

As of June 30, 2012, our total assets were $13,862 and our total liabilities were $7,660.

            On April 18, 2012, our president, Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non interest bearing, and payable on demand.

            On May 30, 2012, we sold 2,950,000 share of common stock at $0.01 per share for total consideration of $29,500.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Panama Dreaming Inc.
(A Development Stage Company)

June 30, 2012

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Expenses	F–3
Statement of Change in Stockholders’ Equity	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Panama Dreaming Inc.

(An Development Stage Company)

Panama City, Panama

We have audited the accompanying balance sheets of Panama Dreaming Inc. ( a development stage company) (the “Company”) as of June 30, 2012 and 2011, and the related statements of expenses, stockholders’ equity and cash flows for the year then ended and the period from June 23, 2011 (inception) through June 30, 2012. These financial statements are the responsibility of Panama Dreaming Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Panama Dreaming Inc. internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from inception through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 7, 2012

PANAMA DREAMING INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$13,862	$-
Subscriptions receivable – related party	-	20,000
Total Current Assets	13,862	20,000

TOTAL ASSETS	$13,862	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$660	$-
Advance from related party	7,000	-
TOTAL LIABILITIES	7,660	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,950,000 and 5,000,000 shares issued and outstanding, respectively	80	50
Additional paid-in capital	49,420	19,950
Deficit accumulated during exploration stage	(43,298)	-
TOTAL STOCKHOLDERS' EQUITY	6,202	20,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,862	$20,000

See accompanying summary of accounting policies and notes to the financial statements.

PANAMA DREAMING INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES
	Year Ended June 30, 2012	Year Ended June 30, 2011	For the Period from June 23, 2011 (Inception) through June 30, 2012

EXPENSES
Consulting fees	21,014	-	21,014
Legal and accounting	13,500	-	13,500
Other general and administrative	8,784	-	8,784

NET LOSS	$(43,298)	$-	(43,298)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	5,948,224	5,000,000

See accompanying summary of accounting policies and notes to the financial statements.

PANAMA DREAMING INC. (A Development Stage Company) Statement of Stockholders' Equity For the period from June 23, 2011 (inception) to June 30, 2012
			Additional	Deficit Accumulated	Total

	Common Stock		Paid-in	During Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Subscription receivable- issuance of Common Stock issued on June 23,
2011(inception) at $0.00001 per share	5,000,000	$50	$19,950	-	$20,000

Net loss	-	-	-	-	-

Balance, June 30, 2011	5,000,000	$50	$19,950	$-	$20,000

Common Stock issued for cash on May 30,
2012 at $0.01 per share	2,950,000	$30	$29,470	-	29,500

Net loss	-	-	-	(43,298)	(43,298)

Balance, June 30, 2012	7,950,000	$80	$49,420	$(43,298)	$6,202

See accompanying summary of accounting policies and notes to the financial statements.

PANAMA DREAMING INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
		Year Ended June 30, 2012		Year Ended June 30, 2011	Accumulated from June 23, 2011 (Inception) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(43,298)		$-	$(43,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
accounts payable and accrued expenses		660		-	660
Net cash used in operating activities		(42,638)		-	(42,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		29,500		-	29,500
Proceeds from the common stock subscribed		20,000		-	20,000
Net advances from (repayments to) related party		7,000		-	7,000
Net cash provided by financing activities		56,500		-	56,500

Net change in cash		13,862		-	13,862

Cash, beginning of period		$-		$-	$-

Cash, end of period		$13,862		$-	$13,862

SUPPLEMENTAL DISCLOSURES
Interest paid	$	- -	$	- -	$-
Income taxes paid	$		$		$-

SUPPLEMENTAL DISCLOSURES
Common stock subscribed		$-		$20,000	$-

See accompanying summary of accounting policies and notes to the financial statements.

PANAMA DREAMING INC.
(A Development Stage Company)
Notes to the Financial Statements
For the year ended June 30, 2012

Note 1.   Description of Business and Basis of Presentation

Nature of Business.

PANAMA DREAMING INC.(“we”, “our”, or the “Company”) was incorporated in Nevada on June 23, 2011 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Panama.  The Company has elected June 30 as its fiscal year-end.

Note 2.     Summary of Significant Accounting Policies

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended June 30, 2012, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents.

Panama Dreaming considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2012, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

 Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740,the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending June 30, 2012 and 2011.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3. - Going Concern

These financial statements have been prepared on a going concern basis, which implies Panama Dreaming will continue to meet its obligations and continue its operations for the next fiscal year. As of June 30, 2012, Panama Dreaming has not generated revenues since inception. Panama Dreaming has not commenced operations.  These factors raise substantial doubt regarding Panama Dreamings’ ability to continue as a going concern. The continuation of Panama Dreaming as a going concern is dependent upon financial support from its stockholders, the ability of Panama Dreaming to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Panama Dreaming be unable to continue as a going concern.

Note 4. – Related Party Transactions

During the year ended June 30, 2012, our president, Miguel Miranda loaned the Company $7,000 to cover the costs of this reporting period. The loan is non-interest bearing and payable on demand.

Note 5. - Stockholder’s Equity

On June 23, 2011, Panama Dreaming issued 5,000,000 common stock shares to its president at $0.004 per share for total cash proceeds of $20,000.  During the year ended June 30, 2012, Panama Dreaming sold 2,950,000 shares at $0.01 for total cash proceeds of $29,500.

Note 6. - Income Taxes

The Company has net operating losses of approximately $43,298 which begin expiring in 2031. The potential benefit of the companies net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likley-than-not it will utilize the net operating losses carried forward..

	2012	2011
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$14,721	$-
Valuation allowance	(14,721)	-
Net deferred tax assets	$-	$-

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There was change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.     OTHER INFORMATION.

            None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of June 30, 2012:

Name and Address	Age	Position(s)

Miguel Miranda Edificio torre El Cangrejo Segundo piso, Of. No2 Panama City, Panama 0823-03260	44	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer, and the sole member of the Board of Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

The person named above has held his offices/positions since our inception and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Miguel Miranda

Since our inception on June 23, 2011, Mr. Miranda has been our President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors. Since June, 2002 to the present time, Mr. Miranda has been a practicing business lawyer and runs his own law firm named Miranda Samudio & Nunez Ferrer Abogados. In February 2006 Mr. Miranda received his real estate license and holds a valid real estate license to present day.

Board Committees

            During the past ten years, Mr. Miranda has not been the subject of the following events:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Transactions with Related Persons, Promoters and Certain Control Persons

Mr. Miranda is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since he founded and organized our company. Mr. Miranda is our only “promoter”.   On June 23, 2011, we issued 5,000,000 shares of common stock as restricted securities to Miguel Miranda, our sole officer and director, in consideration of $0.004 per share or a total of $20,000.  Mr. Miranda has not received and is not entitled to receive any additional consideration for his services as our promoter.

Conflicts of Interest

There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 14.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 99.2 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

            As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.       EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company for the last three fiscal years.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Miguel Miranda	2012	0	0	0	0	0	0	0	0
President, CEO	2011	0	0	0	0	0	0	0	0
CFO	2010	0	0	0	0	0	0	0	0

We have not paid any salaries in 2012, and we do not anticipate paying any salaries at any time in 2013. We will not begin paying salaries until we have adequate funds to do so.

As of the date hereof, we have not entered into employment contracts with any of our officers or directors.

Compensation of Directors

The following table sets forth the compensation paid by us from inception on June 23, 2011 through June 30, 2012, for our sole director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named sole director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Miguel Miranda	2012	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

            As of the Company’s most recent fiscal year end, no officer, director or employee of the Company was entitled to any equity awards.

Pension Benefits and Compensation Plans

We do not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares	Percentage of Ownership
Miguel Miranda [1]	5,000,000	62.89%
Edificio Torre El Cangrejo Segundo piso, Of. No2
Panama,Panama 0823-03260

[1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Miranda is the only "promoter" of our company.

Future sales by existing stockholders

            A total of 5,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company is not a shell company when the shares were issued or prior thereto. A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations. Accordingly, Mr. Miranda, our sole officer and director, may not resell his shares under Rule 144 of the Act for a period of one year from the date we are no longer a shell company and have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 41 holders of record for our common stock.

 Changes in Control

            As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

            On April 18, 2012, the Company’s president Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period.

Our office is located in the home of our president, Miguel Miranda. He uses a portion of his home for our office on a rent-free basis.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2012 and June 30, 2011 for professional services rendered by MaloneBailey, LLP, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit Fees	$8,500	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,500	$-

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2009. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The Company’s audit committee is composed of its entire Board of Directors, Miguel Miranda. Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference

Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	08/15/11	3.1

3.2	Bylaws.	S-1	08/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	08/15/11	4.1

10.1	Consulting Agreement	S-1	08/15/11	10.1

14.1	Code of Ethics				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
15d-15(e), promulgated under the Securities
and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	08/15/11	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation				X
Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition				X
Linkbase Document

101.LAB	XBRL Taxonomy Extension Label				X
Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation				X
Linkbase Document

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMA DREAMING INC.

BY:  /s/MIGUEL MIRANDA
         Name:     Miguel Miranda

Title:      President, Principal Executive Officer, Secretary,
                       Treasurer, Principal Financial Officer, Principal
                       Accounting Officer, and sol member of the Board
                       of Directors

Date:      September 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/MIGUEL MIRANDA Miguel Miranda	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sol member of the Board of Directors	September 10, 2012

EXHIBIT INDEX

Incorporated by reference

Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	08/15/11	3.1

3.2	Bylaws.	S-1	08/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	08/15/11	4.1

10.1	Consulting Agreement	S-1	08/15/11	10.1

14.1	Code of Ethics				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
15d-15(e), promulgated under the Securities
and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	08/15/11	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation				X
Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition				X
Linkbase Document

101.LAB	XBRL Taxonomy Extension Label				X
Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation				X
Linkbase Document