Form 10-Q
period 2012-09-30
Panama Dreaming Inc.
filed 2012-11-01
CIK 1527675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-176312

PANAMA DREAMING INC.

(Exact name of Registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

Unit 10 & 11, 26th Floor, Lippo Centre Tower 2 89 Admiralty, Hong Kong
(Address of principal executive offices)

(852) 3875 3362
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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,950,000  as of November 1, 2012.

PANAMA DREAMING INC.

FORM 10-Q

September 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Panama Dreaming Inc.
(An Exploration Stage Company)

September 30, 2012

PANAMA DREAMING INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	September 30, 2012	June 30, 2012

ASSETS

Current Assets
Cash	$3,626	$13,862
TOTAL ASSETS	$3,626	$13,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$-	$660
Advanced from Related Party	7,000	7,000
TOTAL LIABILITIES	7,000	7,660

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 7,950,000 and 5,000,000 shares issued and outstanding, respectively.	80	80
Additional paid in capital	49,420	49,420
Deficit accumulated during the development stage	(52,874)	(43,298)

Total Stockholders’ Equity (Deficit)	(3,374)	6,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,626	$13,862

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC. (An Exploration Stage Company) Statement of Expenses (Unaudited)
		Three Months Ended September 30		For the period From June 23, 2011 Through
		2012	2011	September 30, 2012

COSTS AND EXPENSES

Consulting fees		$4,555	$4,240	$25,569
Legal & accounting		4,900	9,000	18,400
General & administrative		121	915	8,905

NET LOSS	$	(9,576)	$(14,155)	$(52,874)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED		$(0.00)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED		7,950,000	5,000,000

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
		Three Months Ended September 30,		Inception (June 23, 2011) Through September 30,
		2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(9,576)	$(14,153)	$(52,874)

Changes in operating assets and liabilities:
Accounts Payable		(660)	-	-
NET CASH USED IN OPERATING ACTIVITIES		(10,236)	(14,153)	(52,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		-	20,000	49,500
Related party payables		-	-	7,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	20,000	56,500

NET CHANGE IN CASH		(10,236)	5,847	3,626
CASH AT BEGINNING OF PERIOD		13,862	-	-

CASH AT END OF PERIOD		$3,626	$5,847	$3,626

SUPPLEMENTAL CASHFLOW DISCLOUSERS
Interest Paid		-	-	-
Income Taxes Paid		-	-	-

The accompanying notes are an integral part of these interim unaudited financial statements.

PANAMA DREAMING INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Panama Dreaming Inc. (“Panama Dreaming” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Panama Dreaming’s Registration Statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures required in Panama Dreaming’s fiscal 2012 financial statements have been omitted.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Panama Dreaming will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Panama Dreaming be unable to continue as a going concern. As of September 30, 2012, Panama Dreaming has not generated revenues and has accumulated losses of $52,874 since inception. The continuation of Panama Dreaming as a going concern is dependent upon the continued financial support from its shareholders, the ability of Panama Dreaming to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Panama Dreaming’s ability to continue as a going concern.

NOTE 3.        RELATED PARTY TRANSACTIONS

On April 18, 2012, The Company’s previous president and sole director Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non-interest bearing, and payable on demand.

NOTE 4.        SUBSEQUENT EVENTS

As of October 18, 2012, the Company had repaid its previous president Miguel Miranda, $3,500 for advances he made to the Company.

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

Since the completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

We have begun to establish our office and acquire the equipment we need to begin operations. Our president has agreed to allow us to use his office space rent-free. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our Prospectus included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 15, 2011, which is incorporated by reference herein.

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

3.

We intend to promote our services through traditional sources such as real estate publications, letters, emails, flyers and mailers. We also intend to attend additional real estate related conferences. We intend to promote our services to corporations and to individuals who want to invest in Panamanian real estate and to Panamanian real estate agents. Initially we will aggressively court contacts provided by our president, John Gong. We believe that it will cost a minimum of $1,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations.

4.	Within 120-180 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

In summary, we should implement our business plan and expect to be engaging clients within 90-120 days since completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on June 23, 2011 to September 30, 2012

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We have prepared an internal business plan. We have reserved a domain name at www.panamadreaminginc.com. Our loss since inception is $52,874.

            Since inception, we sold 5,000,000 shares of common stock to our sole officer and director in consideration of $20,000.

            On May 30, 2012, we completed the sale of 2,950,000 share of common stock at $0.01 per share for total consideration of $29,500.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. On May 30, 2012, we completed our public offering by selling 2,950,000 shares of our common stock and raising a total of $29,500.

We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $20,000. This was accounted for as an acquisition of shares.

As of September 30, 2012, our total assets were $3,626 and our total liabilities were $7,000.

            As of September 30, 2012, our previous president, Miguel Miranda loaned the Company a total of $7,000 to cover expenses associated with this reporting period. The loan is non interest bearing, and payable on demand.

As of October 18, 2012, the Company had repaid its previous president Miguel Miranda, $3,500 for advances he made to the company.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of Estimates

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three month period ended September 30, 2012, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the three month period ended September 30, 2012, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the three month periods ending September 30, 2012 and 2011.

Recently Issued Accounting Pronouncements

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

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

              We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.      RISK FACTORS

            We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as defined by Rule 229.10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On February 10, 2012, our Form S-1 registration statement (SEC file no. 333-176312) was declared effective by the SEC. Pursuant to the Form S-1, we offered 2,500,000 shares minimum, 5,000,000 shares maximum at an offering price of $0.01 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of  May 30, 2012, we sold 2,950,000 share of common stock at $0.01 per share for total consideration of $29,500.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.         MINE SAFETY DISCLOSURES

            Not applicable.

ITEM 5.         OTHER INFORMATION

Effective September 24, 2012, Miguel Miranda resigned as president, secretary, treasurer and a director of our company.  The resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

            Concurrently with Mr. Miranda’s resignation, we appointed John Gong, as president, chief executive officer, chief financial officer, secretary, treasurer and a director of our company, effective September 24, 2012.

ITEM 6.     EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/15/11	3.1

3.2	Bylaws.	S-1	8/15/11	3.2

4.1	Specimen Stock Certificate.	S-1	8/15/11	4.1

10.1	Consulting Agreement.	S-1	8/15/11	10.1

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	8/15/11	99.1

101**	INTERACTIVE DATA FILES
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 1st day of November, 2012 at Panama City, Panama.

PANAMA DREAMING INC.
(Registrant)

BY:	/s/ JOHN GONG
John Gong,
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)