Form 10-Q
period 2012-12-31
ASIA PACIFIC BOILER Corp
filed 2013-02-19
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
+852-3875-3362
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
31,800,000 common shares issued and outstanding as of February 5, 2013.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
December 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited interim financial statements for the three and six month periods ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	December 31, 2012	June 30, 2012
ASSETS

Current Assets
Cash	$-	$13,862
TOTAL ASSETS	$-	$13,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$46	$660
Advanced from Related Party	16,723	7,000
TOTAL LIABILITIES	16,769	7,660

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding.	318	318

Additional paid in capital	49,182	49,182
Deficit accumulated during the development stage	(66,269)	(43,298)

Total Stockholders’ Equity (Deficit)	(16,769)	6,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$13,862

The accompanying notes are an integral part of these interim unaudited financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) Statement of Expenses (Unaudited)
	Three Months Ended December 31		Six Months Ended December 31		For the period From June 23, 2011 (Inception) Through
	2012	2011	2012	2011	December 31, 2012
COSTS AND EXPENSES

Consulting fees	$5,010	$6,035	$9,565	$10,275	$30,579
Legal & accounting	7,538	1,500	12,438	10,500	25,938
General & administrative	847	711	968	1,624	9,752

NET LOSS	$(13,395)	$(8,246)	$(22,971)	$(22,399)	$(66,269)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	31,800,000	20,000,000	31,800,000	20,000,000

The accompanying notes are an integral part of these interim unaudited financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	Six Months Ended December 31,		Inception (June 23, 2011) Through December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,971)	$(22,399)	$(66,269)

Changes in operating assets and liabilities:
Accounts Payable	(614)	3,860	46
NET CASH USED IN OPERATING ACTIVITIES	(23,585)	(18,539)	(66,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	20,000	49,500
Repayments on related party payables	(3,500)	-	(3,500)
Related party payables	13,223	-	20,223
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,723	20,000	66,223

NET CHANGE IN CASH	(13,862)	1,461	-
CASH AT BEGINNING OF PERIOD	13,862	-	-

CASH AT END OF PERIOD	$-	$1,461	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these interim unaudited financial statements.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

NOTE 1.               BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (“Asia Pacific” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures required in the Company’s fiscal 2012 financial statements have been omitted.

On November 5, 2012, the Company filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six month period ended December 31, 2012, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the six month period ended December 31, 2012, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the six month periods ending December 31, 2012 and 2011.

NOTE 3.               GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of December 31, 2012, Asia Pacific has not generated revenues and has accumulated losses of $66,269 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

On April 18, 2012, The Company’s previous president and sole director Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non-interest bearing, and payable on demand.

On October 18, 2012, the Company had repaid its previous president Miguel Miranda, $3,500 for advances he made to the Company.

As of December 31, 2012, the Company’s previous president and current sole director John Gong loaned the Company $13,223 to cover expenses related to this report. The loan is non-interest bearing, and payable on demand.

NOTE 5. EQUITY

On November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to increase our authorized capital from 100,000,000 common shares to 400,000,000 common shares. On the same date, we effected a forward split of our authorized, issued and outstanding shares of common stock on a four for one (4:1) basis.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Asia Pacific Boiler Corporation, unless otherwise indicated.

Corporate History

We were incorporated in Nevada on June 23, 2011, to engage in the business of real estate investment consulting with respect to properties located in Panama. We have not started operations. We have not generated revenues from operations, but must be considered a development stage business. Our statutory registered agent in Nevada is National Registered Agents Inc. of Nevada located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway  Admiralty, Hong Kong.

We have not begun operations.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

Also on November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, our authorized capital shall increase from 100,000,000 to 400,000,000 shares of common stock and our issued and outstanding shares of common stock shall increase from 7,950,000 to 31,800,000, all with a par value of $0.00001.  Our preferred remained the same.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 9, 2012. Our CUSIP number is 04521K 107.

Our Current Business

On July 1, 2011, we entered into a consulting agreement with Executive Consulting Services, (ECS) Group whereby we agreed to pay ECS $1,000 per month for a one year period.  ECS provides administrative support for the day-to-day operations of our company. Administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining our corporate minute book, bookkeeping services and acts as our company’s EDGAR/IDEA filing agent. Additionally, ECS acts as liaison between our company’s president and auditor, legal counsel, transfer agent, registered agent and the SEC.

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

2.

We intend to hire a web designer to begin development of the website. Locating a website designer and developing our website should take approximately 30 to 60 days. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

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

4.	Within 120 to180 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

In summary, we intend to implement our business plan and expect to be engaging clients within 90 to120 days since completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Cash Requirements

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Consulting fees	$ 20,000
Professional fees	$ 12,000
Other general administrative expenses	$ 3,000
Total	$ 35,000

We believe that we will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations

Three and Six Month Periods Ended December 31, 2012 and 2011 and From Inception on June 23, 2011 to December 31, 2012

We have generated no revenues since inception and have incurred $13,395 in operating expenses for the three month period ended December 31, 2012 and $22,971 in operating expenses for the six month period ended December 31, 2012.

The following provides selected financial data about our company for the three and month periods ended December 31, 2012 and 2011.

	Three Months Ended December 31, 2012 $	Three Months Ended December 31, 2011 $	Six Months Ended December 31, 2012 $	Six Months Ended December 31, 2011 $	Accumulated from June 23, 2011 (Date of Inception) to December 31, 2012 $
Consulting fees	5,010	6,035	9,565	10,275	30,579
Legal and accounting	7,538	1,500	12,438	10,500	25,938
General and administrative	847	711	968	1,624	9,752

Net loss

	(13,395)	(8,246)	(22,971)	(22,399)	(66,269)

Operating expenses for the three months ended December 31, 2012 were $13,395 compared with $8,246 for the three months ended December 31, 2011. The decrease in operating expenses was attributed to a decrease in attorney fees. Operating expenses for the six months ended December 31, 2012 were $22,971 compared with $22,399 for the three months ended December 31, 2011. The Increase in operating expenses was attributed to an increase in attorney fees. Operating expenses for the period from June 23, 2011 (inception) to December 31, 2012 were $66,269.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2012	As at June 30, 2012
Total current assets	$-	$13,862
Total liabilities	16,769	7,660
Working capital (deficit)	(16,769)	6,202

Cash Flows

	Six Months	Six Months
	ended	ended
	December 31,	December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(23,585)	$(18,539)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	9,723	20,000
Net change in cash	(13,862)	1,461

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2012, our total current assets were $0 and our total current liabilities were $16,769. We had cash of $0 as of December 31, 2012 and a working capital deficit of $16,769.

From our inception on June 23, 2011 to December 31, 2012 we spent $66,223 on operating activities. During the six months ended December 31, 2012 we spent $23,585 on operating activities, whereas we spent $18,539 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the six months ended December 31, 2012 was primarily due to an increase in attorney’s fees.

During the six months ended December 31, 2012 $0 was used in, investing activities compared to $0 during the six months ended December 31, 2011.

During the six months ended December 31, 2012 $9,723 was provided by financing activities compared to $20,000 provided by financing activities during the six months ended December 31, 2011.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six month period ended December 31, 2012, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the six month period ended December 31, 2012, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the six month periods ending December 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.       Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures, that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.                Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

On November 30, 2012, John Gong Chin Ong resigned as chief executive officer, president and chief financial officer of our company. Also on November 30, 2012, Mr. Ong was appointed as chairman of our company. Mr. Ong remains as our company’s sole director.  Mr. Ong’s resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently, on November 30, 2012, we appointed Qin XiuShan as our president and also appointed Yang Chin Leong as our chief financial officer, secretary and treasurer.

Item 6.   Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
(10)	Material Contracts
10.1	Consulting Agreement with Executive Consulting Services, (ECS) Group dated July 1, 2011 (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: February 19, 2013	BY:	/s/ QIN XIUSHAN
Qin XiuShan
President
(Principal Executive Officer)

DATED: February 19, 2013	BY:	/s/ YANG CHIN LEONG
Yang Chin Leong
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)