Form 10-Q
period 2013-03-31
ASIA PACIFIC BOILER Corp
filed 2013-05-15
CIK 1527675

SECURITIES AND EXCHANGE COMMISSION UNITED STATES Washington, D.C. 20549 Form 10-Q

(Mark One)
[X]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2013
or
[ ]			TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
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
31,800,000 common shares issued and outstanding as of May 7, 2013.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	March 31, 2013	June 30, 2012
ASSETS

Current Assets
Cash	$-	$13,862
TOTAL ASSETS	$-	$13,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,629	$660
Advanced from Related Party	18,143	7,000
TOTAL LIABILITIES	24,772	7,660

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding.	318	318
Additional paid in capital	49,182	49,182
Deficit accumulated during the development stage	(74,272)	(43,298)

Total Stockholders’ Equity (Deficit)	(24,772)	6,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$13,862

The accompanying notes are an integral part of these interim unaudited financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) Statement of Expenses (Unaudited)
	Three Months Ended March 31		Nine Months Ended March 31		For the period From June 23, 2011 (Inception) Through
	2013	2012	2013	2012	March 31, 2013
COSTS AND EXPENSES

Consulting fees	$3,755	4,105	$13,320	$14,380	$34,334
Legal & accounting	4,180	1,500	16,618	12,000	30,118
General & administrative	51	102	1,036	1,752	9,820

NET LOSS	$(7,986)	(5,707)	$(30,974)	$(28,132)	$(74,272)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	31,800,000	20,000,000	31,800,000	20,000,000

The accompanying notes are an integral part of these interim unaudited financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended March 31,	Nine Months Ended March 31,	Inception (June 23, 2011) Through March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,974)	$(28,132)	$(74,272)

Changes in operating assets and liabilities:
Accounts Payable	5,969	8,265	6,629
NET CASH USED IN OPERATING ACTIVITIES	(25,005)	(19,867)	(67,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	20,000	49,500
Repayments on related party payables	(3,500)		(3,500)
Related party payables	14,643	-	21,643
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,143	20,000	67,643

NET CHANGE IN CASH	(13,862)	133	-
CASH AT BEGINNING OF PERIOD	13,862	-	-

CASH AT END OF PERIOD	$-	$133	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

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

On November 5, 2012, the Company changed our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of March 31, 2013, Asia Pacific has not generated revenues and has accumulated losses of $74,272 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

On April 18, 2012, the Company’s previous president and sole director Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non-interest bearing, and payable on demand.

On October 18, 2012, the Company had repaid its previous president Miguel Miranda, $3,500 for advances he made to the Company.

As of March 31, 2013, the Company’s previous president and current sole director John Gong loaned the Company $14,643 to cover expenses related to this report. The loan is non-interest bearing, and payable on demand.

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

Corporate History

We were incorporated in Nevada on June 23, 2011, to engage in the business of real estate investment consulting with respect to properties located in Panama. We have not started operations. We have not generated revenues from operations, but must be considered a development stage business. Our statutory registered agent in Nevada is National Registered Agents Inc. of Nevada located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is Unit 10 & 11, 26th Floor, Lippo Center, Tower 2, 89 Queensway Admiralty, Hong Kong.

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

Also on November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, our authorized capital increased from 100,000,000 to 400,000,000 shares of common stock and our issued and outstanding shares of common stock shall increase from 7,950,000 to 31,800,000, all with a par value of $0.00001.  Our preferred remained the same.

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

In summary, subsequent to the completion of our offering, we intend to implement our business plan and expect to begin engaging clients. We anticipate that we will generate revenue once we begin our operations.

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

Results of Operations

Three and nine Month Periods Ended March 31, 2013 and 2012 and From Inception on June 23, 2011 to March 31, 2013

We have generated no revenues since inception and have incurred $7,986 in operating expenses for the three month period ended March 31, 2013 and $30,974 in operating expenses for the nine month period ended March 31, 2013.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2012 $	Nine Months Ended March 31, 2013 $	Nine Months Ended March 31, 2012 $	Accumulated from June 23, 2011 (Date of Inception) to March 31, 2013 $
Consulting fees	3,755	4,105	13,320	14,380	34,334
Legal and accounting	4,180	1,500	16,618	12,000	30,118
General and administrative	51	102	1,036	1,752	9,820

Net loss

	(7,986)	(5,707)	(30,974)	(28,132)	(74,272)

Operating expenses for the three months ended March 31, 2013 were $7,986 compared with $5,707 for the three months ended March 31, 2012. The increase in operating expenses was attributed to an increase in attorney fees. Operating expenses for the nine months ended March 31, 2013 were $30,974 compared with $28,132 for the nine months ended March 31, 2012. The increase in operating expenses was attributed to an increase in attorney fees. Operating expenses for the period from June 23, 2011 (inception) to March 31, 2013 were $74,272.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2013	As at June 30, 2012
Total current assets	$-	$13,862
Total liabilities	24,772	7,660
Working capital (deficit)	(24,772)	6,202

Cash Flows

	Nine Months ended March 31, 2013	Nine Months ended March 31, 2012
Net cash provided by (used in) operating activities	$(25,005)	$(19,867)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	11,143	20,000
Net change in cash	(13,862)	133

As of the date of this report, we have yet to generate any revenues from our business operations.

As of March 31, 2013, our total current assets were $0 and our total current liabilities were $24,772. We had cash of $0 as of March 31, 2013 and a working capital deficit of $(24,772).

From our inception on June 23, 2011 to March 31, 2013 we spent $67,643 on operating activities. During the nine months ended March 31, 2013 we spent $25,005 on operating activities, whereas we spent $19,867 on operating activities during the same period in fiscal 2012. The increase in our expenditures on operating activities during the nine months ended March 31, 2013 was primarily due to an increase in attorney’s fees.

During the nine months ended March 31, 2013 $0 was used in, investing activities compared to $0 during the nine months ended March 31, 2012.

During the nine months ended March 31, 2013 $11,143 was provided by financing activities compared to $20,000 provided by financing activities during the nine months ended March 31, 2012.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine month period ended March 31, 2013, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the nine month period ended March 31, 2013, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the nine month periods ending March 31, 2013 and 2012.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: May 15, 2013	BY:	/s/ QIN XIUSHAN
Qin XiuShan
President (Principal Executive Officer)

DATED: May 15, 2013	BY:	/s/ YANG CHIN LEONG
Yang Chin Leong
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)