Form 10-K
period 2013-06-30
ASIA PACIFIC BOILER Corp
filed 2013-10-02
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-176312

ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+852-3875-3362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 20, 2012 was $715,000 based on a $0.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
31,800,000 common shares as of September 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.           Business                                                                                                                                                                                                       4

Item 1A.        Risk Factors                                                                                                                                                                                                  5

Item 1B.        Unresolved Staff Comments                                                                                                                                                                              5

Item 2.           Properties                                                                                                                                                                                                      5

Item 3.           Legal Proceedings                                                                                                                                                                                           5

Item 4.           Mine Safety Disclosures                                                                                                                                                                                   5

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.                                                               6

Item 6.           Selected Financial Data                                                                                                                                                                                     7

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                                                            7

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                   11

Item 8.           Financial Statements and Supplementary Data                                                                                                                                                      11

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                                                                                          12

Item 9A.        Controls and Procedures                                                                                                                                                                                  12

Item 9B.        Other Information                                                                                                                                                                                            13

Item 10.         Directors, Executive Officers and Corporate Governance                                                                                                                                         13

Item 11.         Executive Compensation                                                                                                                                                                                   17

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                                                                              19

Item 13.         Certain Relationships and Related Transactions and Director Independence                                                                                                               20

Item 14.         Principal Accountant Fees and Services.                                                                                                                                                             20

Item 15.         Exhibits and Financial Statement Schedules                                                                                                                                                         22

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Asia Pacific Boiler Corporation, unless otherwise indicated.

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

Previously we intended to offer real estate consulting services through our website to persons located in North America and around the world, who are interested in investing in real estate located in Panama.  We intended to cater to the newly located or inexperienced real estate investors who did not have a preexisting relationship with a real estate agent in Panama. Our plan was to assist the investor by locating qualified local real estate agents in Panama who would assist with the issues relating to the purchase of real property in Panama. For providing such service, we were to be paid a fee by our customer once the purchase is made.

Effective September 24, 2012, Miguel Miranda resigned as president, secretary, treasurer and a director of our company.  The resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Miranda’s resignation, we appointed John Gong Chin Ong, as president, chief executive officer, chief financial officer, secretary, treasurer and a director of our company, effective September 24, 2012.

With the change of management, we are seeking to diversify our business.  Our management is presently engaged in the search and evaluation of available opportunities to diversify our business and to increase shareholder value by seeking to transition or effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are a development stage company and currently have no employees, other than our officers, and our sole director. We intend to hire additional employees on an as needed basis.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Our business office is located at Our business office is Unit 10 & 11, 26th Floor, Lippo Center, Tower 2, 89 Queensway Admiralty, Hong Kong.

Item 3.           Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not Applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “PADR.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
June 30, 2013	$2.00	$0.05
March 31, 2013	$0.05	$0.05
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
June 30, 2012	$0.25	$0.00
March 31, 2012(2)	N/A	N/A
December 31, 2011(2)	N/A	N/A
September 30, 2011(2)	N/A	N/A
June 30, 2011(2)	N/A	N/A

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)     Our common shares began trading on the Over-the-Counter Bulletin Board on June 26, 2012.

Our transfer agent is Quicksilver Stock Transfer, 6623 Las Vegas Blvd. South, #255 Las Vegas, Nevada 89119, telephone: (702) 629-1883; fax: (702) 562-9791.

Holders

As of September 19, 2013, there were 44 holders of record of our common stock. As of such date, 31,800,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2013.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2013.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2013 and June 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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

Cash Requirements

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Consulting fees	$20,000
Professional fees	$12,000
Other general administrative expenses	$18,000
Total	$50,000

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2013 and 2012 which are included herein.

Our operating results for the years ended June 30, 2013 and 2012 are summarized as follows:

	Years Ended June 30,
	2013	2012
Consulting fees	$15,259	$21,014
Management fees	$17,776	$-
Legal and accounting fees	$20,936	$13,500
General and administrative expenses	$947	$8,784
Net Loss	$(54,918)	$(43,298)

Operating expenses for the year ended June 30, 2013 were $54,918 compared with $43,298 for the year ended June 30, 2012.  The $11,620 increase in operating expenses was attributed to hiring a management team. Operating expenses for the period from June 23, 2011 (inception) to June 30, 2013 were $98,216.

Liquidity and Capital Resources

Working Capital

		Year Ended June 30, 2013	Year Ended June 30, 2012
Total current assets	$	Nil	$13,862
Total liabilities		$48,716	$7,660
Working capital (deficit)		$(48,716)	$6,202

Cash Flows

	Year ended June 30, 2013	Year ended June 30, 2012
Net cash provided by (used in) operating activities	$(34,135)	$(42,638)
Net cash provided by financing activities	$20,273	$56,500
Net change in cash	$(13,862)	$13,862

As of the date of this report, we have yet to generate any revenues from our business operations.

As of June 30, 2013, our total current assets were $Nil and our total current liabilities were $48,716. We had cash of $Nil as of June 30, 2013 and a working capital deficit of $48,716.

From our inception on June 23, 2011 to June 30, 2013 we spent $76,773 on operating activities. During the year ended June 30, 2013 we spent $34,135 on operating activities, whereas we spent $42,638 on operating activities during the year ended June 30, 2012. The $8,503 decrease in our expenditures on operating activities is due to carrying larger payable balance during the year ended June 30, 2013.

During the years ended June 30, 2013and 2012 we had no investing activities.

During the year ended June 30, 2013 $20,273 was provided by financing activities compared to $56,500 provided by financing activities during the year ended June 30, 2012.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2013, our company has accumulated losses of $98,216 since inception. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended June 30, 2013, our  independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended June 30, 2013, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended June 30, 2013, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending June 30, 2013 and 2012.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Asia Pacific Boiler Corporation

(A Development Stage Company)

Queensway Admiralty, Hong Kong

We have audited the accompanying balance sheets of Asia Pacific Boiler Corporation ( a development stage company) (the “Company”) as of June 30, 2013 and 2012, and the related statements of expenses, stockholders’ equity and cash flows for the year then ended and the period from June 23, 2011 (inception) through June 30, 2013. These financial statements are the responsibility of Asia Pacific Boiler Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Asia Pacific Boiler Corporation. internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from inception through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 30, 2013

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) BALANCE SHEETS
	June 30, 2013	June 30, 2012
ASSETS

Current Assets
Cash	$-	$13,862
TOTAL ASSETS	$-	$13,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$21,443	$660
Advances	3,500	-
Advanced from Related Party	23,773	7,000
TOTAL LIABILITIES	48,716	7,660

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding	318	318
Additional paid in capital	49,182	49,182
Deficit accumulated during the development stage	(98,216)	(43,298)

Total Stockholders’ Equity (Deficit)	(48,716)	6,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$13,862

See accompanying summary of accounting policies and notes to the financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) Statement of Expenses
			For the period From June 23, 2011 (Inception)
	Year Ended June 30, 2013	Year Ended June 30, 2012	Through June 30, 2013
COSTS AND EXPENSES

Consulting fees	$15,259	$21,014	$36,273
Management fees	17,776	-	17,776
Legal & accounting	20,936	13,500	34,436
General & administrative	947	8,784	9,731

NET LOSS	$(54,918)	$(43,298)	$(98,216)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	31,800,000	23,792,896

See accompanying summary of accounting policies and notes to the financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (A Development Stage Company) Statement of Stockholders' Equity For the period from June 23, 2011 (inception) to June 30, 2013
			Additional	Deficit Accumulated	Total
	Common Stock		Paid-in	During Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common stock issue d for cash on June 23,
2011(inception) at $0.00001 per share	20,000,000	$200	$19,800	-	$20,000

Net loss	-	-	-	-	-

Balance, June 30, 2011	20,000,000	$200	$19,800	$-	$20,000

Common Stock issued for cash on May 30,
2012 at $0.01 per share	11,800,000	$118	$29,382	-	29,500

Net loss	-	-	-	(43,298)	(43,298)

Balance, June 30, 2012	31,800,000	$318	$49,182	$(43,298)	$6,202

Net Loss	-	-	-	(54,918)	(54,918)

Balance, June 30, 2013	31,800,000	$318	$49,182	$(98,216)	$(48,716)

See accompanying summary of accounting policies and notes to the financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended June 30,	Year Ended June 30,	Inception (June 23, 2011) Through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,918)	$(43,298)	$(98,216)

Changes in operating assets and liabilities:
Accounts Payable	20,783	660	21,443
NET CASH USED IN OPERATING ACTIVITIES	(34,135)	(42,638)	(76,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	49,500	49,500
Repayments on advances	(3,500)	7,000	3,500
Related party payables	23,773	-	23,773
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,273	56,500	76,773

NET CHANGE IN CASH	(13,862)	13,862	-
CASH AT BEGINNING OF PERIOD	13,862	-	-

CASH AT END OF PERIOD	$-	$13,862	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

See accompanying summary of accounting policies and notes to the financial statements.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1.  BASIS OF PRESENTATION

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (“Asia Pacific” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America. Asia Pacific was incorporated in Nevada on June 23, 2011 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Panama.  The Company has elected June 30 as its fiscal year-end.

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

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended June 30, 2013, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents.

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2013, there were no cash equivalents.

Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740,the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending June 30, 2013 and 2012.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Recently Issued Accounting Pronouncements.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of June 30, 2013, Asia Pacific has not generated revenues and has accumulated losses of $98,216 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  ADVANCES

On April 18, 2012, the Company’s previous president and sole director Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non-interest bearing, and payable on demand.

On October 18, 2012, the Company repaid its previous president Miguel Miranda $3,500 for advances he made to the Company.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of June 30, 2013, the Company’s previous president and sole director John Gong has loaned the Company $23,773 to cover expenses related to its operations. The loan is non-interest bearing, and payable on demand. As of June 30, 2012, $7,000 was due to the previous president, Miguel Miranda as noted in Note 4.

During the year ended June 30, 2013, $700 was paid to the former President for services provided to the Company.

During the year ended June 30, 2013, $17,076 was paid to G Capital Limited for providing management services to the Company.

NOTE 6. - STOCKHOLDER’S EQUITY

On November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to increase our authorized capital from 100,000,000 common shares to 400,000,000 common shares. On the same date, we effected a forward split of our authorized, issued and outstanding shares of common stock on a four for one (4:1) basis.  All prior share amounts have been restated retroactively.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

NOTE 7. - INCOME TAXES

The Company has net operating losses of approximately $98,000 which begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	2013	2012
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$33,000	$14,721
Valuation allowance	(33,000)	(14,721)
Net deferred tax assets	$-	$-

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2013, our company’s internal control over financial reporting was effective for the purposes for which it is intended

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There was change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

Effective September 24, 2012, Miguel Miranda resigned as president, secretary, treasurer and a director of our company.  The resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Miranda’s resignation, we appointed John Gong Chin Ong, as president, chief executive officer, chief financial officer, secretary, treasurer and a director of our company, effective September 24, 2012.

On November 30, 2012, John Gong Chin Ong resigned as president, chief executive officer, chief financial officer, secretary and treasurer of our company. Also on November 30, 2012, Mr. Ong was appointed as chairman of our company. Mr. Ong remains as our company’s sole director.  Mr. Ong’s resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently, on November 30, 2012, we appointed Qin XiuShan as our president and also appointed Yang Chin Leong as our chief financial officer, secretary and treasurer.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our company	Age	Date First Elected or Appointed
John Gong Chin Ong	Chairman and Director	47	September 24, 2012
Qin XiuShan	President	43	November 22, 2012
Yang Chin Leong	Chief Financial Officer, Secretary and Treasurer	60	November 22, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Gong Chin Ong – Chairman and Director

John Gong Chin Ong was appointed as or president, chief executive officer, chief financial officer, secretary, treasurer and director on September 24, 2012.  On November 30, 2012 he resigned as president, chief executive officer, chief financial officer, secretary, treasurer and was appointed as chairman.  Mr. John Gong has worked for several major financial institutions, including Citibank, N.A. Singapore, where he was an Investment Manager in the investment advisory and investment management unit, Peregrine Investment Holdings, UBS, (as an Associate Director), Merrill Lynch International Bank (as a Vice President) and Head of Investments at Allied Capital Management.  He was employed upon graduation as a Management Associate at Citibank in 1988, where he was responsible for asset allocation and strategic investment input to the banks’ Investment Policy Committee. He started the Asian Discretionary Portfolio for Citibank clients (AD) which invest funds in the Asian equity markets. Besides being involved in managing the funds and advising clients on various investments and mergers / acquisitions, he has also written several articles on the economic and investment environment for Asia, on behalf of the bank in its Monthly Economic Review, and other publications for use by the bank's relationship managers and clients. The Singapore newspaper, Straits Times, has quoted some of his views and comments.  He is active in raising funds for companies from large private equity investors and through the International Capital Markets and is advisor to several large multinational and publicly-listed companies in South East Asia, and USA. He has also a strong relationship with major global private equity firms, investment banks, and securities lawyers, accountants, and other investment securities service providers.  Mr. Gong graduated from Washington State University, Washington, U.S.A., in 1986 with a Bachelor of Business Administration degree, with a concentration in Finance at the age of 19. He has been a guest speaker at the National University of Singapore. Mr Gong qualified as a Chartered Financial Analyst (CFA) in 1992, and is a Life Member of the American Association of Individual Investors (USA), Life member of Computerized Investing (USA), and was a Member of Association of Investment Management Research, and Member of Institute of Chartered Financial Analysts.  We appointed Mr. Gong as an officer and director of our company because of his experience and success with capital raising and investment banking, given the critical aspect of capital raising for startup companies.

Qin XiuShan - President

Qin XiuShan was appointed as president of our company on November 22, 2012.  Mr. Qin XiuShan is a native of Inner Mongolia, Han and is also a Senior Engineer. Mr. Qin graduated from the Renmin University of China in 1993, and earned his MBA in 1998. He has worked as senior management for numerous large enterprises, and has over 20 years of industrial investment and management experience.  Currently, Mr. Qin serves as the Chairman and Executive Director of the Inner Mongolia YuLong Pump Co., Ltd., Hohhot Deason Boiler Manufacturers Limited, and Shenzhen Financial Harbour Investment Guarantee Co., Ltd.  Mr. Qin Xiushan is an outstanding private entrepreneur in Inner Mongolia, China. His subordinates and the enterprises under his management, have won several awards from the Government and relevant organizations.  We appointed Mr. Qin because of his extensive business experience and knowledge of the boiler industry in China, the local laws and the investing environment.

Yang (Simon) Chin Leong – Chief Financial Officer, Secretary and Treasurer

Yang (Simon) Chin Leong was appointed as chief financial officer, secretary and treasurer of our company on November 22, 2012.  Simon Yang graduated from University of Otago, New Zealand and was admitted into New Zealand Society of Accountants in 1981 as an Associate Chartered Accountant. Mr. Yang spent the first three years of his career in a professional accounting firm and thereafter was in the finance functions in commercial business sectors.  Mr. Yang worked with Barr Burgess & Stewart (affiliate firm of then Coopers & Lybrand) for three years after graduation in New Zealand and moved back to Singapore in 1980 where he worked for a short period with European Standards Electronics (now known as Thomson Multi Media) as an accountant and then joined the Member firm of SIMEX, Sin Huat Bullion Pte. Ltd. (a founding member firm of the predecessor to SIMEX;GES, the Gold Exchange of Singapore) as its Administration and Finance Manager . This was followed by being the Internal Audit/Manager as well as Director of Operations for subsidiary companies of Tuan Sing Limited and serving as company Director of the subsidiary companies in Malaysia.  Simon Yang then joined American multi-national telecommunication company AT&T Consumer Products as its Methods/Audit Manager initially and was later reassigned to the finance department as its Accounting Manager.  Mr. Yang left to join NatSteel Electronics as Finance and Administration Director and moved on to the investment holding company of NatSteel Limited, NatSteel Technology Limited, as its Chief Financial Officer. Subsequently he left to join WyWy Creative Lifestyle (a joint venture firm between Singapore Technology Group and WyWy Group) as its Chief Operating Officer running family lifestyle business.  After a very long professional career Simon left to pursue his own interests.  Mr. Yang was appointed for his knowledge of accounting rules and regulations, corporate governance, internal control and experience in financial management for a large corporation and public companies.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Our audit committee charter was attached as an exhibit to our annual report filed on Form 10-K with the Securities and Exchange Commission on September 12, 2012.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-K with the Securities and Exchange Commission on September 12, 2012. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Asia Pacific Boiler Corporation, Unit 10 & 11, 26th Floor, Lippo Centre Tower 2, 89 Queensway Admiralty, Hong Kong.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. Our disclosure committee charter was attached as an exhibit to our annual report filed on Form 10-K with the Securities and Exchange Commission on September 12, 2012

Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)     our principal executive officer;

(b)     our principal financial officer;

(c)     each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2012; and

(d)     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Gong Chin Ong(1) Chairman and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Qin XiuShan(2) President	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Yang (Simon) Chin Leong(3) Chief Financial Officer, Secretary and Treasurer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)     John Gong Chin Ong was appointed as or president, chief executive officer, chief financial officer, secretary, treasurer and director on September 24, 2012.  On November 30, 2012 he resigned as president, chief executive officer, chief financial officer, secretary, treasurer and was appointed as chairman.

(2)     Qin XiuShan was appointed as president of our company on November 22, 2012.

(3)     Yang (Simon) Chin Leong was appointed as chief financial officer, secretary and treasurer of our company on November 22, 2012.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2013.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 19, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Gong Chin Ong(2) Unit 10 & 11, 26th Floor Lippo Centre Tower 2, 89 Queensway Admiralty, Hong Kong	Common	17,500,000	55.03%
Qin XiuShan(3) No. 3 KeZhen Gon ye Street Wu Chuan County Hohhot Inner Mongolia, China	Common	Nil	Nil
Yang (Simon) Chin Leong(4) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil
Directors and Officers as a group	Common	17,500,000	55.03%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 19, 2013. As of September 19, 2013, there were 31,800,000 shares of our company’s common stock issued and outstanding.

(2)	John Gong Chin Ong is our chairman and director.
(3)	Qin XiuShanis our president.
(4)	Yang (Simon) Chin Leong is our chief financial officer, secretary and treasurer

Future sales by existing stockholders

A total of 5,000,000 shares of common stock were issued to our former sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company is not a shell company when the shares were issued or prior thereto. A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations. Accordingly, Mr. Miranda, our former sole officer and director, may not resell his shares under Rule 144 of the Act for a period of one year from the date we are no longer a shell company and have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of John Gong Chin Ong. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.         Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and for fiscal year ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Audit Fees	$8,500	$8,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,500	$8,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)

Exhibit No.	Description
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PACIFIC BOILER CORPORATION
(Registrant)

Dated: September 30, 2013	/s/ Qin XiuShan
Qin XiuShan
President
(Principal Executive Officer )

Dated: September 30, 2013	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2013	/s/ John Gong Chin Ong
John Gong Chin Ong
Director