Form 10-Q
period 2013-09-30
ASIA PACIFIC BOILER Corp
filed 2013-11-19
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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
31,800,000 common shares issued and outstanding as of November 18, 2013.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
September 30, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                                           4

Item 1.       Financial Statements                                                                                                                                                    4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                                                        9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                               13

Item 4.       Controls and Procedures                                                                                                                                             13

PART II – OTHER INFORMATION                                                                                                                                                13

Item 1.       Legal Proceedings                                                                                                                                                      13

Item 1A.    Risk Factors                                                                                                                                                              13

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                              14

Item 3.       Defaults Upon Senior Securities                                                                                                                                    14

Item 4.       Mine Safety Disclosures                                                                                                                                              14

Item 5.       Other Information                                                                                                                                                       14

Item 6.       Exhibits                                                                                                                                                                    14

SIGNATURES                                                                                                                                                                            15

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	September 30, 2013	June 30, 2013
ASSETS

Current Assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$25,043	$21,443
Accounts payable- related party	94,890
Advances	3,500	3,500
Advanced from Related Party	28,298	23,773
TOTAL LIABILITIES	151,731	48,716

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding	318	318
Additional paid in capital	49,182	49,182
Deficit accumulated during the development stage	(201,231)	(98,216)

Total Stockholders’ Equity (Deficit)	(151,731)	(48,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying summary of accounting policies and notes to the financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) Statement of Expenses (Unaudited)
	Three Months Ended September 30,		For the period From June 23, 2011 (Inception) Through September 30,
	2013	2012	2013
COSTS AND EXPENSES

Consulting fees	$6,125	$4,555	$42,398
Management fees	94,890	-	112,666
Legal & accounting	2,000	4,900	36,436
General & administrative	-	121	9,731

NET LOSS	$(103,015)	$(9,576)	$(201,231)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	31,800,000	31,800,000

See accompanying summary of accounting policies and notes to the financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended September 30,		Inception (June 23, 2011) Through September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,015)	$(9,576)	$(201,231)

Changes in operating assets and liabilities:
Accounts payable- related party	94,890	-	94,890
Accounts Payable	8,125	(660)	29,568
NET CASH USED IN OPERATING ACTIVITIES	-	(10,236)	(76,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	49,500
Advances- related party	-	-	27,273
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	76,773

NET CHANGE IN CASH	-	(10,236)	-
CASH AT BEGINNING OF PERIOD	-	13,862	-

CASH AT END OF PERIOD	$-	$3,626	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

Noncash investing and financing activities
Payments of accounts payable by related party	$(4,525)	$-	$(4,525)

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of September 30, 2013, Asia Pacific has not generated revenues and has accumulated losses of $201,231 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  ADVANCES

On April 18, 2012, the Company’s previous president and sole director Miguel Miranda loaned the Company an additional $7,000 to cover the costs of this reporting period. The loan is non-interest bearing, and payable on demand.

On October 18, 2012, the Company repaid its previous president Miguel Miranda $3,500 for advances he made to the Company.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2013, the Company’s previous president and sole director John Gong has loaned the Company $31,798 to cover expenses related to its operations. During the three months ended September 30, 2013, he loaned the Company $4,525. John Gong remains a director of the Company. The loan is non-interest bearing, and payable on demand.

As of September 30, 2013, $94,890 was due to G Capital Limited for providing management services to the Company.

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

We are now a company with no operations. As of the date hereof, we have not been successful in our real estate investment consulting operations.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

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

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Our management have been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

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

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations temporarily. We believe the funds raised from our initial offering will last a year but with limited funds available to develop growth strategy.  Other than as described in this paragraph, we are exploring other business / financing plans.

From the funds raised, we believe we can satisfy our cash requirements for the ongoing period of operation  and  will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

In summary, subsequent to the completion of our offering, we intend to implement our business plan and expect to begin engaging clients. We anticipate that we will generate revenue once we begin our operations.

Cash Requirements

Over the next 12 months we plan to expend a total of approximately $50,000 in searching for and acquiring a suitable business:

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

Results of Operations

Three Month Period Ended September 30, 2013 and 2012 and From Inception on June 23, 2011 to September 30, 2013

We have generated no revenues since inception and have incurred $103,015 in operating expenses for the three month period ended September 30, 2013.

The following provides selected financial data about our company for the three month period ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013 $	Three Months Ended September 30, 2012 $	Accumulated from June 23, 2011 (Date of Inception) to September 30, 2013 $
Consulting fees	6,125	4,555	42,398
Management fees	94,890	-	112,666
Legal and accounting	2,000	4,900	36,436
General and administrative	Nil	121	9,731
Net loss	(103,015)	(9,576)	(201,231)

Operating expenses for the three months ended September 30, 2013 were $103,015 compared with $9,576 for the three months ended September 30, 2012. The increase in operating expenses was attributed to additional management fees. Operating expenses for the period from June 23, 2011 (inception) to September 30, 2013 were $201,231.

Liquidity and Capital Resources

Working Capital

		As at September 30, 2013		As at June 30, 2013
Total current assets	$	Nil	$	Nil
Total liabilities		151,731		48,716
Working capital (deficit)		(151,731)		(48,716)

Cash Flows

		Three Months ended September 30, 2013	Three Months ended September 30, 2012
Net cash provided by (used in) operating activities	$	Nil	$(10,236)
Net cash provided by (used in) investing activities		Nil	Nil
Net cash provided by (used in) financing activities		Nil	Nil
Net change in cash		Nil	(10,236)

As of the date of this report, we have yet to generate any revenues from our business operations.

As of September 30, 2013, our total current assets were $Nil and our total current liabilities were $151,731. We had cash of $Nil as of September 30, 2013 and a working capital deficit of $151,731.

From our inception on June 23, 2011 to September 30, 2013 we spent $76,773 on operating activities. During the three months ended September 30, 2013 we spent $Nil on operating activities, whereas we spent $10,236 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the three months ended September 30, 2013 was primarily due to additional accounts payable.

During the three months ended September 30, 2013 $Nil was used in, investing activities compared to $Nil during the three months ended September 30, 2012.

During the three months ended September 30, 2013 $Nil was provided by financing activities compared to $Nil provided by financing activities during the three months ended September 30, 2012.

Future Financings

Over the next several months, we will require additional funds in order to secure a suitable business opportunity.

These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we will continue to be unprofitable.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three month period ended September 30, 2013, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the three month periods ending September 30, 2013 and 2012.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: November 19, 2013	BY:	/s/ Qin XiuShan
Qin XiuShan
President (Principal Executive Officer)

DATED: November 19, 2013	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)