Form 10-Q
period 2013-12-31
ASIA PACIFIC BOILER Corp
filed 2014-02-19
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong					N/A
(Address of principal executive offices)					(Zip Code)
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
31,800,000 common shares issued and outstanding as of February 18, 2014.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
December 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited interim financial statements for the three and six month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	December 31, 2013	June 30, 2013
ASSETS

Current Assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$31,845	$21,443
Accounts payable- related party	155,808
Advances	-	3,500
Advanced from Related Party	31,797	23,773
TOTAL LIABILITIES	219,450	48,716

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding	318	318
Additional paid in capital	49,182	49,182
Deficit accumulated during the development stage	(268,950)	(98,216)

Total Stockholders’ Equity (Deficit)	(219,450)	(48,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying summary of accounting policies and notes to the unaudited financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) Statement of Expenses (Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,		For the period From June 23, 2011 (Inception) Through December 31,
	2013	2012	2013	2012	2013
COSTS AND EXPENSES

Consulting fees	$1,500	$5,010	$7,625	$9,565	$43,898
Management fees	60,918	-	155,808	-	173,584
Legal & accounting	5,302	7,538	7,301	12,438	41,737
General & administrative	-	847	-	968	9,731

NET LOSS	$(67,720)	$(13,395)	$(170,734)	$(22,971)	$(268,950)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	31,800,000	31,800,000	31,800,000	31,800,000

See accompanying summary of accounting policies and notes to the unaudited financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended December 31,		Inception (June 23, 2011) Through December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,734)	$(22,971)	$(268,950)

Changes in operating assets and liabilities:
Accounts payable- related party	160,332	13,223	160,332
Accounts Payable	10,402	(614)	31,845
NET CASH USED IN OPERATING ACTIVITIES	-	(10,362)	(76,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	49,500
Advances- related party	-	(3,500)	27,273
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(3,500)	76,773

NET CHANGE IN CASH	-	(13,862)	-
CASH AT BEGINNING OF PERIOD	-	13,862	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

Noncash investing and financing activities
Reclassification from related party to third party advance	23,773	-	23,773
Payments of accounts payable by related party	$(4,227)	$-	$(4,227)

See accompanying summary of accounting policies and notes to the unaudited financial statements.

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

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report filed with the SEC.

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of December 31, 2013, Asia Pacific has not generated revenues and has accumulated losses of $268,950 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company’s previous president and sole director John Gong has loaned the Company $31,797 to cover expenses related to its operations. John Gong remains a director of the Company. The loan is non-interest bearing, and payable on demand.

As of December 31, 2013, $155,808 was due to G Capital Limited for providing management services to the Company.

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

We are a company with no operations. As of the date hereof, we have not been successful in our real estate investment consulting operations.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

Also on November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, our authorized capital increased from 100,000,000 to 400,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 7,950,000 to 31,800,000, all with a par value of $0.00001. Our preferred shares remained unchanged.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 9, 2012. Our CUSIP number is 04521K 107.

Previously we intended to offer real estate consulting services through our website to persons located in North America and around the world, who were interested in investing in real estate located in Panama.  We intended to cater to the newly located or inexperienced real estate investors who did not have a preexisting relationship with a real estate agent in Panama. Our plan was to assist the investor by locating qualified local real estate agents in Panama who would assist with the issues relating to the purchase of real property in Panama. For providing such service, we were to be paid a fee by our customer once the purchase was made.

Effective September 24, 2012, Miguel Miranda resigned as president, secretary, treasurer and a director of our company and we appointed John Gong as president, chief executive officer, secretary, chief financial officer, treasurer and a director of our company. The resignation of Mr. Miranda was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

Effective February 14, 2014, the Company entered into a letter of intent with Million Place Investments Limited, Inner Mongolia Yulong Pump Production Co. Ltd, and Hohhot Devotion Boiler General Company Private Limited, regarding the potential acquisition by our Company of all of the issued and outstanding shares of Million Place.  Million Place is a British Virgin Islands corporation which is seeking to acquire up to 51% of the outstanding securities of Yulong Pump, a PRC company.   Meanwhile, Yulong Pump has entered into a commitment for the acquisition of Devotion Boiler, also a PRC company.  Yulong Pump and Devotion Boiler are engaged in the design, production and sale of industrial steam and hot water boilers, primarily in the Inner Mongolia Autonomous Region of the PRC.     To date Million Place has acquired 49% of Yulong Pump and holds an option to acquire an additional 2%.

Our sole Director, John Gong Chin Ong, is the controlling shareholder, principal officer, and a director of Million Place.   Mr. Qin Xiu San, our president, is the majority shareholder, principal officer and a Director of Devotion Boiler. Both John Gong Chin Ong and Qin Xiu San are affiliated shareholders and principals of Yulong Pump.

The LOI does not obligate our Company or the other parties to complete the proposed transaction, but imposes a mandatory due diligence period and standstill through March 31, 2014.  Prior to March 31, 2014 the parties may give notice of satisfactory due diligence and their intention to negotiate a definitive agreement.

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

Cash Requirements

Over the next 12 months we plan to expend a total of approximately $50,000 in searching for and acquiring a suitable business.

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

Results of Operations

Three and Six Month Periods Ended December 31, 2013 and 2012 and From Inception on June 23, 2011 to December 31, 2013

We have generated no revenues since inception and have incurred $67,720 in operating expenses for the three month period ended December 31, 2013 and $170,734 in operating expenses for the six month period ended December 31, 2013.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2013 and 2012.

	Three Months Ended December 31, 2013 $	Three Months Ended December 31, 2012 $	Six Months Ended December 31, 2013 $	Six Months Ended December 31, 2012 $	Accumulated from June 23, 2011 (Date of Inception) to December 31, 2013 $
Consulting fees	1,500	5,010	7,625	9,565	43,898
Management fees	60,918	-	155,807	-	173,583
Legal and accounting	5,302	7,538	7,302	12,438	41,738
General and administrative	-	847	-	968	9,731

Net loss

	(67,720)	(13,395)	(170,734)	(22,971)	(268,950)

Operating expenses for the three months ended December 31, 2013 were $67,720 compared with $13,395 for the three months ended December 31, 2012. The increase in operating expenses was attributed to management fees. Operating expenses for the six months ended December 31, 2013 were $170,734 compared with $22,971 for the six months ended December 31, 2012. The increase in operating expenses was attributed to management fees. Operating expenses for the period from June 23, 2011 (inception) to December 31, 2013 were $268,950.

Liquidity and Capital Resources

Working Capital

		As at December 31, 2013		As at June 30, 2013
Total current assets	$	Nil	$	Nil
Total liabilities		219,450		48,716
Working capital (deficit)		(219,450)		(48,716)

Cash Flows

		Six Months ended December 31, 2013	Six Months ended December 31, 2012
Net cash provided by (used in) operating activities	$	Nil	$(10,362)
Net cash provided by (used in) investing activities		Nil	Nil
Net cash provided by (used in) financing activities		Nil	(3,500)
Net change in cash		Nil	(13,862)

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2013, our total current assets were $Nil and our total current liabilities were $219,450. We had cash of $Nil as of December 31, 2013 and a working capital deficit of $(219,450).

From our inception on June 23, 2011 to December 31, 2013 we spent $Nil on operating activities. During the six months ended December 31, 2013 we spent $Nil on operating activities, whereas we spent $10,362 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the six months ended December 31, 2013 was primarily due our reliance on our partnership with G Capital Limited to finance operations.

During the six months ended December 31, 2013 $Nil was used in, investing activities compared to $Nil during the six months ended December 31, 2012.

During the six months ended December 31, 2013 $Nil was provided by financing activities compared to $(3,500) used in financing activities during the six months ended December 31, 2012.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six month period ended December 31, 2013, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the six month periods ending December 31, 2013 and 2012.

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

As of the end of the quarter covered by this report, we conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: February 19, 2014	BY:	/s/ Qin XiuShan
Qin XiuShan
President (Principal Executive Officer)

DATED: February 19, 2014	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)