Form 10-Q
period 2014-03-31
ASIA PACIFIC BOILER Corp
filed 2014-05-20
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong					N/A
(Address of principal executive offices)					(Zip Code)
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
31,800,000 common shares issued and outstanding as of May 20, 2014.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited condensed interim financial statements for the three and nine month periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) CONDENSED BALANCE SHEETS
	March 31, 2014	June 30, 2013
ASSETS	(Unaudited)

Current Assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$12,424	$21,443
Accounts payable – related party	261,541
Advances	-	3,500
Advanced from Related Party	46,663	23,773
TOTAL LIABILITIES	320,628	48,716

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding.	318	318
Additional paid in capital	49,182	49,182
Deficit accumulated during the development stage	(370,128)	(98,216)

Total Stockholders’ Deficit	(320,628)	(48,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) Condensed Statement of Expenses (Unaudited)
	Three Months Ended March 31		Nine Months Ended March 31		For the period From June 23, 2011 (Inception) Through
	2014	2013	2014	2013	March 31, 2014
COSTS AND EXPENSES

Consulting fees	$3,559	3,755	$11,184	$13,320	$47,457
Management fees	90,391	-	246,198	-	263,974
Legal & accounting	7,227	4,180	14,530	16,618	48,966
General & administrative	-	51	-	1,036	9,731

NET LOSS	$(101,177)	(7,986)	$(271,912)	$(30,974)	$(370,128)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	31,800,000	31,800,000	31,800,000	31,800,000

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (An Exploration Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended March 31,		Inception (June 23, 2011) Through March 31,
	2014	2013	2014

OPERATING ACTIVITIES
Net loss	$(271,912)	$(30,974)	$(370,128)

Changes in operating assets and liabilities:
Accounts payable- related party	261,541
Accounts Payable	(9,019)	5,969	273,965
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,390)	(25,005)	(96,163)

FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	49,500
Repayments on related party payables	-	(3,500)	3,500
Related party payables	19,390	14,643	43,163
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,390	11,143	96,163

NET CHANGE IN CASH	-	(13,862)	-
CASH AT BEGINNING OF PERIOD	-	13,862	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-
Noncash investing and financing activities
Reclassification from related party to third party advance	-	-	23,773
Payments of accounts payable by related party	$-	$-	$(4,227)

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements

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

On November 5, 2012, the Company changed our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change. The merger has not closed as of the date of this filing.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report filed with the SEC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of March 31, 2014, Asia Pacific has not generated revenues and has accumulated losses of $370,128 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of March 31, 2014, the Company’s previous president and sole director John Gong has loaned the Company $46,663 to cover expenses related to its operations. John Gong remains a director of the Company. The loan is non-interest bearing, and payable on demand.

As of March 31, 2014, $261,541 was due to G Capital Limited for providing management services to the Company.

NOTE 5.  SUBSEQENT EVENTS

On April 4, 2014, the Company issued 584,000 shares to one shareholder in a private placement transaction pursuant to Regulation S of the Securities Act for $1.50 per share for a total amount of $876,000.

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

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change. As of the date of this filing, the company did not close the merger.

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

Effective February 14, 2014, we entered into a letter of intent with Million Place Investments Limited, Inner Mongolia Yulong Pump Production Co. Ltd, and Hohhot Devotion Boiler General Company Private Limited, regarding the potential acquisition by our company of all of the issued and outstanding shares of Million Place. Million Place is a British Virgin Islands corporation which is seeking to acquire up to 51% of the outstanding securities of Yulong Pump, a PRC company. Meanwhile, Yulong Pump has entered into a commitment for the acquisition of Devotion Boiler, also a PRC company. Yulong Pump and Devotion Boiler are engaged in the design, production and sale of industrial steam and hot water boilers, primarily in the Inner Mongolia Autonomous Region of the PRC. To date Million Place has acquired 49% of Yulong Pump and holds an option to acquire an additional 2%.

Our sole director, John Gong Chin Ong, is the controlling shareholder, principal officer, and a director of Million Place. Mr. Qin XiuShan, a director and president of our company, is the majority shareholder, principal officer and a director of Devotion Boiler. Both John Gong Chin Ong and Qin XiuShan are affiliated shareholders and principals of Yulong Pump.

The letter of intent does not obligate our company or the other parties to complete the proposed transaction, but imposes a mandatory due diligence period and standstill through March 31, 2014. Prior to March 31, 2014 the parties may give notice of satisfactory due diligence and their intention to negotiate a definitive agreement. No definitive agreement has been reached as of the date of this report.

Yulong Pump has secured a commitment for its purchase of Devotion Boiler by July 2014. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in June 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately US$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler will also seek to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. It is anticipated that successful rezoning will result in up to a 500% increase in value of the property, which is currently valued at an estimated RMB300 million (approximately US$49,600,000).

The parties have already made significant progress with their due diligence in anticipation of the letter of intent, and we anticipate that the audits of Million Place and Yulong Pump will be completed by the end March 2014. Auditing of Devotion Boiler will follow with completion anticipated prior to July 2014. Provided that audit results are satisfactory, we aim to establish parameters for a definitive agreement well ahead of the March 31, 2014 deadline provided in the letter of intent. No definitive agreement has been reached as of the date of this report. With view toward financing the proposed transaction our company is in the process of securing a standby line of credit in the amount of US$300 million.

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

Cash Requirements

Over the next 12 months we plan to expend a total of approximately $50,000 in the following areas of our operations:

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

Results of Operations

Three and Nine Month Periods Ended March 31, 2014 and 2013 and From Inception on June 23, 2011 to March 31, 2014

We have generated no revenues since inception and have incurred $101,178 in operating expenses for the three month period ended March 31, 2014 and $7,986 in operating expenses for the three month period ended March 31, 2013. The primary reason for the increase from the three months ended 2014 from 2013 is the increase in management fees.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014 $	Three Months Ended March 31, 2013 $	Nine Months Ended March 31, 2014 $	Nine Months Ended March 31, 2013 $	Accumulated from June 23, 2011 (Date of Inception) to March 31, 2014 $
Consulting fees	3,559	3,755	11,184	13,320	47,457
Management fees	90,391	0	246,198	0	263,975
Legal and accounting	7,227	4,180	14,530	16,618	48,964
General and administrative	0	51	0	1,036	9,731
Net loss	(101,178)	(7,986)	(271,912)	(30,974)	(370,127)

Operating expenses for the three months ended March 31, 2014 were $101,178 compared with $7,986 for the three months ended March 31, 2013. The increase in operating expenses was attributed to increased management fees. Operating expenses for the nine months ended March 31, 2014 were $271,912 compared with $30,974 for the nine months ended March 31, 2013. The increase in operating expenses was attributed to increased management fees. Operating expenses for the period from June 23, 2011 (inception) to March 31, 2014 were $370,127.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2014	As at June 30, 2013
Total current assets	$0	$0
Total current liabilities	273,965	21,443
Working capital (deficit)	(273,965)	(21,443)

Cash Flows

	Nine Months ended March 31, 2014	Nine Months ended March 31, 2013
Net cash provided by (used in) operating activities	$(19,390)	$(25,005)
Net cash provided by (used in) investing activities	0	0
Net cash provided by (used in) financing activities	19,390	11,143
Net change in cash	0	(13,862)

As of the date of this report, we have yet to generate any revenues from our business operations.

As of March 31, 2014, our total current assets were $0 and our total current liabilities were $273,965. We had cash of $0 as of March 31, 2014 and a working capital deficit of $(273,965).

From our inception on June 23, 2011 to March 31, 2014 we spent $96,163 on operating activities. During the nine months ended March 31, 2014 we spent $19,390 on operating activities, whereas we spent $25,005 on operating activities during the same period in fiscal 2013. The increase in our expenditures on operating activities during the nine months ended March 31, 2014 was primarily due to our reliance on our partnership with G Capital Limited to finance operations.

During the nine months ended March 31, 2014 we used $0 in investing activities compared to $0 during the nine months ended March 31, 2013.

During the nine months ended March 31, 2014 $19,390 was provided by financing activities compared to $11,143 provided by financing activities during the nine months ended March 31, 2013.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine month period ended March 31, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2014, there were no cash equivalents.

Development Stage Company

Our company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of our company as development stage.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the nine month periods ending March 31, 2014 and 2013.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

On March 18, 2014, Yang Chin Leong resigned as secretary of our company and was concurrently appointed as director of our company. Mr. Yang remains as our company’s chief financial officer and treasurer. Mr. Yang’s resignation as secretary was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Also on March 18, 2014, we appointed Hogan Zhang as secretary and also appointed and Qin XiuShan as a director. Qin XiuShan also acts as our company’s President.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: May 20, 2014	BY:	/s/ Qin XiuShan
Qin XiuShan
President and Director (Principal Executive Officer)

DATED: May 20, 2014	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)