Form 10-K
period 2014-06-30
ASIA PACIFIC BOILER Corp
filed 2014-09-29
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-176312

ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+852-3875-3362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $28,600,000 based on a $2.00average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
31,800,000 common shares as of September 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Asia Pacific Boiler Corporation and our wholly owned subsidiary, Million Place Investments Limited, a British Virgin Islands corporation, unless otherwise indicated.

Corporate History

We were incorporated in Nevada on June 23, 2011, to engage in the business of real estate investment consulting with respect to properties located in Panama. We did not initiate our original business plan and did not establish operations. We have not generated revenues from operations, and are considered a development stage business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

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

Also on November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, our authorized common stock increased from 100,000,000 to 400,000,000 shares, and our issued and outstanding common shares increased from 7,950,000 to 31,800,000, all with a par value of $0.00001. Our preferred stock remained unchanged with 100,000,000 preferred shares authorized, par value $0.00001, and no preferred shares issued or outstanding.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 9, 2012. Our CUSIP number is 04521K 107.

Business Prior to the Closing of the Share Exchange Agreement

We were incorporated for the purpose of offering real estate consulting services to persons seeking to invest in real estate located in Panama. Specifically we intended to offer real estate consulting services through our website to persons located in North America and abroad who were interested in investing in real estate located in Panama. We intended to cater to the newly relocated or inexperienced real estate investors who did not have a pre-existing relationship with a real estate agent in Panama. Our plan was to assist investors by locating qualified local real estate agents in Panama who would assist with the issues relating to the purchase of real property in Panama. In consideration of our proposed services, we sought to be paid a fee upon completion of the transactions undertaken by our clients.

We were unsuccessful in raising sufficient capital to implement our real estate business plan, and by the fall of 2012 our management had begun analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. In that regard, our management began identifying and evaluating opportunities to acquire significant assets or businesses.

Effective February 14, 2014, we entered into a letter of intent with Million Place Investments Limited, Inner Mongolia Yulong Pump Production Co. Ltd, and Hohhot Devotion Boiler General Company Private Limited, regarding the potential acquisition by our company of all of the issued and outstanding shares of Million Place. Million Place is a British Virgin Islands corporation which is seeking to acquire up to 51% of the outstanding securities of Yulong Pump, a PRC company. On its part, Yulong Pump has entered into a commitment for the acquisition of Devotion Boiler, also a PRC company. Yulong Pump and Devotion Boiler are engaged in the design, production and sale of industrial steam and hot water boilers, primarily in the Inner Mongolia Autonomous Region of the Peoples Republic of China (“PRC”). To date Million Place has acquired 49% of Yulong Pump and holds an option to acquire an additional 2%. Our director, chief executive officer and chairman, John Gong Chin Ong (John Gong), is the controlling shareholder, principal officer, and a director of Million Place. Mr. Qin Xiu Shan, a former director and officer of our company, is the majority shareholder, principal officer and a director of Devotion Boiler. Both John Gong and Qin Xiu Shan are affiliated shareholders and principals of Yulong Pump. On February 1, 2014, Yulong Pump entered into a warranty deed with Qin Xiu Shan pursuant to which Mr. Qin pledged to deliver to Yulong Pump the outstanding securities of Devotion Boiler by July 31, 2014. On August 5, 2014 the warranty deed was extended to October 31, 2014. The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

Business Subsequent to the Closing of the Share Exchange Agreement

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place and the shareholders of Million Place. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of the acquisition, Million Place became our wholly owned subsidiary and we have adopted its business. Through our wholly owned subsidiary, Million Place, together with its joint venture partner, Yulong Pump, we adopted a multi-pronged business plan involving the acquisition, development and exploitation of residential, commercial, and industrial real estate assets, the manufacture and sale of industrial water pumps and accessories and industrial boilers, and the provision of consultancy services for the design of industrial boiler systems.

Business of Million Place Investments Ltd.

Million Place was incorporated on April 30, 2012 under the laws of the British Virgin Island (BVI) to engage in any lawful corporate undertaking, including but not limited to mergers and acquisitions.

Pursuant to a share transfer agreement dated December 3, 2012, Million Place purchased from John Gong, 14.7 million shares at Renminbi (“RMB”) 1.00 per ordinary share (approximately $2,227,273 in the aggregate) in the share capital of Yulong Pump thereby acquiring an equity interest of 49% in Yulong Pump. Yulong Pump is a China foreign joint venture corporation engaged in the sale and manufacture of industrial equipment, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets. The business of Yulong Pump is further described below. In acquiring a 49% interest in Yulong Pump, Million Place became the deemed cooperative foreign joint venture partner of Yulong Pump.

Pursuant to PRC law, the partners in a cooperative foreign joint venture are permitted to share profits on an agreed basis and not necessarily in proportion to capital contribution. The joint venture is not required to be a distinct legal entity from its partners and management and financial control of the foreign joint venture may be determined at the discretion of the partners by mutual agreement provided that, upon termination of the joint venture, all fixed assets will become the property of the Chinese participant in the joint venture. Pursuant to the December 3, 2012 share transfer agreement, Million Place was entitled to appoint the board of directors of Yulong Pump. Further, absent an agreement between Million Place and Yulong Pump, the articles of association of Yulong Pump provide for distribution of dividends amongst its shareholder in proportion to the number of shares held by them.

On April 25, 2014, Million Place entered into a share sale and purchase agreement with Qin Xiu Shan, our president, chief executive officer and (now) director, whereby Qin Xiu Shan, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate. The option is perpetual and without provision for termination. With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

On May 22, 2014, Million Place entered into a joint venture contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture. Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture. Pursuant to the Joint Venture Contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. That property is currently under construction and is further described below. Additional assets or operations may be allocated to the joint venture on an ongoing basis.

Business of Inner Mongolia Yulong Pump Production Company Limited

Yulong Pump was incorporated on October 6, 1998 under the laws of the PRC to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In 1998, Yulong Pump acquired land use rights in Wuchuan, Inner Mongolia, for a total of RMB 799,000 or USD$131,985, for the purposes of establishing a manufacturing facility where, from 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications. In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure. The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs. The Wuchuan property is located in the city centre of Wuchuan, a suburb of Hohhot. Yulong Pump intends to explore the potential for commercial development of these lands.

Since the termination of its water pump manufacturing operations, Yulong Pump has engaged in the identification and acquisition of other industrial manufacturing assets, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.

In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company. As a result, the company has become an entity with the status of a foreign joint venture company with registered capital of RMB30 million (approximately USD$4,839,181), which consists of 30 million shares of authorized, issued and outstanding voting common stock with a par value of RMB1.0 per share (USD$0.16).

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from RMB 30 million to RMB 600 million.(approximately USD$96,783,624). This was approved in November 2013.

During the year 2013, Yulong Pump raised RMB 188,355,325 (USD$31,114,083) as a contribution from its president and chief executive officer, Qin Xiu Shan.

On August 5, 2013,Yulong Pump entered into real estate sales contracts (“lease agreements”) with Wulanteqianqi Hua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet. Yulong Pump paid RMB 188,355,325 (approximately USD $31,114,083) in consideration of the land use rights. The property is under construction with completion anticipated by spring of 2015. The Wulateqianqi property was subsequently allocated to the joint venture between Million Place and Yulong Pump pursuant to the joint venture agreement dated May 22, 2014. Million Place is therefore responsible for the administration and management of the property and entitled to receive 49% of the joint venture proceeds. The parties intend to lease the facility upon completion of construction and a potential tenant has been identified.

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu Shan pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Devotion Boiler. The warranty deed agreement does not provide for financial consideration. On August 5, 2014, the warranty deed was extended to October 31, 2014. As at the date of this report, the acquisition has not been completed and there is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed. Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully finance the construction of their planned boiler facility.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(a)     the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)     the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(c)     the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)     the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Products and Services

Through our wholly owned subsidiary, Million Place, we are presently engaged in the acquisition, development and management of commercial real estate assets in cooperation with our joint venture partner, Yulong Pump. Together with Yulong Pump, we are also seeking to engage in the manufacture and sale of industrial water pumps and accessories and industrial boilers for commercial buildings, and the provision of consultancy services for the design of boiler systems.

Our current business activities are governed by a joint venture contract dated May 22, 2014 between Million Place and Yulong Pump pursuant to which we intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place is solely responsible for all operations and management of the joint venture and has the exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture. Both Million Place and Yulong Pump are entitled to engage in business that is competitive with the joint venture. Pursuant to the joint venture contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. Additional assets or operations may be allocated to the joint venture on an ongoing basis. Million Place is to be responsible for management of the joint venture.

Wulateqianqi Development

On August 5, 2013,Yulong Pump entered into real estate sales contracts (lease agreements)with Wulateqianqi Hua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet. Yulong Pump paid RMB 188,355,325 (approximately $31,114,083) in consideration of the land use rights. The property is under construction with completion anticipated by spring of 2015. Pursuant to the joint venture contract dated May 22, 2014, the Wulateqianqi property has been assigned to the joint venture under the management of Million Place. Accordingly, we will be responsible for the management of the property. The parties intend to lease the facility upon completion of construction and a potential tenant has been identified.

Prospective Boiler Business

On February 1, 2014, Yulong Pump entered into a warranty deed with Qin Xiu Shan pursuant to which Mr. Qin pledged to deliver to Yulong Pump the outstanding securities of Devotion Boiler by July 31, 2014. On August 5, 2014, the warranty deed was extended to October 31, 2014. The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Devotion Boiler is a PRC company engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.

Markets

Inner Mongolia Autonomous Region of Northern China

The geographical focus of our current and planned operations is the Inner Mongolia Autonomous Region of Northern China, with an emphasis on the western city of Bayannur Prefecture (where our current joint venture activities with Yulong Pump are focused), and the Inner Mongolian capital of Hohhot City and surrounding Wuchuan County. Hohhot, in particular, is home to the Hohhot Export Processing Zone, a 2.2 square kilometer industrial complex established in 2002 to serve as a dedicated export processing zone for industries such as electronics assembly and manufacturing, telecommunications equipment production, garment and textiles production, trading and distribution, biotechnology and pharmaceuticals, food and beverage processing, instruments and industrial equipment production, medical equipment and supplies, shipping and warehousing logistics and heavy industry.

Inner Mongolia has abundance of resources especially coal, cashmere, natural gas, rare earth elements, and has more deposits of naturally occurring niobium, zirconium and beryllium than any other province-level region in China. However in the past, the exploitation and utilization of resources were rather inefficient, which resulted in poor returns from rich resources. Inner Mongolia is also an important coal production base, with more than a quarter of the world’s coal reserves located in the province. It plans to double annual coal output by 2010 (from the 2005 volume of 260 million tons) to 500 million tons of coal a year.

Industry in Inner Mongolia has grown up mainly around coal, power generation, forestry-related industries, and related industries. Inner Mongolia now encourages six competitive industries: energy, chemicals, metallurgy, equipment manufacturing, processing of farm (including dairy) produce, and high technology. Well-known Inner Mongolian enterprises include companies such as ERDOS, Yili, and Mengniu.

The nominal GDP of Inner Mongolia in 2010 was 1.16 trillion yuan (US$172.1 billion), a growth of 16.9% from 2008, with an average annual increase of 20% from the period 2003-2007. Its per capita GDP reached 37,287 Yuan (US$5,460) in 2009. In 2008, Inner Mongolia's primary, secondary, and tertiary industries were worth 90.7 billion Yuan, 427.1 billion Yuan, and 258.4 billion Yuan respectively. The urban per capita disposable income and rural per capita net income were 14,431 Yuan and 4,656 Yuan, up 16.6% and 17.8% respectively.

As with much of China, economic growth has led to a boom in construction, including new commercial development and large apartment complexes.

Real Estate Industry in Inner Mongolia

China experienced an unprecedented growth in property values between 2005 and 2009, during which time housing prices tripled. In 2011, government efforts to curb market speculation and to cool the market resulted in a controlled price correction through 2013. Nevertheless, certain markets, and namely those in large cities like Beijing and Shanghai, where prices rose 16 percent and 17 percent, respectively, have defied cooling efforts. In Inner Mongolia, the average price of residential property in the capital city of Hohhot increased by 10% in 2013, ranking 24 out of 70 major cities in China in 2013. Thus far in 2014, the housing market has entered into a correction phase, with prices of new homes falling by 0.5 percent in June and 0.32 percent in May, according to the China Real Estate Index System Survey (CREIS) released on July 1, 2014. Before the May drop, real estate prices in China’s 100 largest cities had been on an almost two-year-long rise. Earlier, the official survey released by the national bureau of statistics on June 18 showed that one half of 70 cities saw prices fall in May, the largest number in two years. In response to the softening market, the city of Hohhot, capital of Inner Mongolia, announced in late July, 2014 that it was ending restrictions on purchasing multiple apartments and would open up sales to non-residents. Additional municipalities with similar restrictions on real estate sales are likely to follow suit in coming months. We anticipate that these measures will lead to a controlled correction in the Inner Mongolian market.

Boiler Industry in China, Generally

We seek to operate in a specialized industry in the manufacture of boiler products such as hot water boiler, gas boiler, combined heat and power boiler, circulating fluidized bed boiler and power plant boiler and it supporting parts. Industrial boiler production in China increased over the years. Currently there are around 5,000 boiler manufacturing companies in China. Industrial boilers are mainly used for industrial production, heating and hot water supply.

Industrial boilers are important thermal power equipment, widely used in factory power, building heating and other aspects of live. With the implementation of large and medium-sized cities coal ban measures and centralized heating, together with mounting popularity of combined heat and power , coal-fired industrial boilers will follow the large-capacity, high performance and low emissions development, while gas boilers, oil-fired boiler, water-source heat pump, air-source heat pumps, electric boilers and air conditioning heating will witness rapid development.

China has been the largest boiler market in the world since 2002, according to McCoy Power Reports. In 2008, it accounted for more than 50% of both global revenues and number of units ordered. As a result of the major power shortage crisis that occurred between 2002 and 2004, the government and independent power producers made considerable investments in power plants, particularly coal-fired plants. As all coal-fired plants need a boiler, this led to a significant increase in orders in 2003. Orders were lower from 2004 to 2006, although they remained significantly above pre-2003 order volumes. 2007 saw another surge in demand, when China ordered 95,000MW of coal-fired boilers, according to Frost & Sullivan Limited.

The Chinese government understands that a strong power infrastructure is required to sustain economic growth and ensure a stable supply of electricity. As a result, the demand for boilers is expected to remain at relatively high levels for the foreseeable future.

North China only accounts for 12% of the total number of boiler manufacturers in China, leaving a great potential for both development and profit exploration.

Competition

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

  establish our products’ competitive advantage with customers;
  develop a comprehensive marketing system; and
  increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a competitive advantage offered by our products. We believe that the products we are able to offer will provide to be attractive to consumers due to their low cost. We will attempt to inform our potential customers of this competitive advantage through various online marketing techniques and positive word of mouth advertising.

However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We do not hold any intellectual property.

Government Regulation

The national, provincial and local governments in the China are highly bureaucratized. The day-to-day operations of our business require us to interact frequently with representatives of Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approvals, which may have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to the handling and processing of waste materials may increase the cost of our operations, which could adversely affect our profitability.

Chinese Law, Generally

China’s legislative bodies have enacted a tremendous volume of statutes, regulations, policies, directives and other forms of legislation in the past several decades. Despite this abundance of legislation, the state of the law on any given point is sometimes difficult to determine with certainty. It is not uncommon, for example, to encounter vague, ambiguous or contradicting legal provisions, or to discover areas with respect to which the law is silent. Where legal uncertainty is encountered in the United States, legal and business professionals look to the courts and quasi-judicial bodies (tribunals and commissions, for example), to provide an authoritative and binding interpretation upon which they can structure their affairs. In China, however, the body of published case law is sparse, and is generally not binding on other courts and quasi-judicial bodies. This serves to empower China’s administrative authorities, which often have significant discretion in the manner in which they choose to interpret and apply the law. Administrative policy can vary, frequently from case to case and over time, and can be rigid, formalistic and bureaucratic. This often requires foreign businesses and investors to be flexible in their approach to achieving their objectives.

Environment

The Ministry of Environmental Protection of the People’s Republic of China is responsible for uniform supervision and control of environmental protection in China. It formulates national environmental quality and discharge standards and monitors China’s environmental system. Environmental protection bureaus at the county level or above are responsible for environmental protection within their respective jurisdictions.

Environmental regulations require companies to file an environmental impact report with the relevant environmental bureau for approval before undertaking the construction of a new production facility or any major expansion or renovation of an existing production facility. New facilities built pursuant to this approval are not permitted to operate until the relevant environmental bureau has performed an inspection and is satisfied that the facilities are in compliance with environmental standards.

The environmental protection law requires facilities that produce pollutants or other hazards to incorporate environmental protection measures in their operations and establish an environmental protection responsibility system. Such a system includes adoption of effective measures to control and properly dispose of waste gases, water and residue, dust or other waste materials. Any entity that discharges pollution must register with the relevant environmental protection authority.

Penalties for breaching the Environmental Protection Law include a warning, payment of damages, and imposition of a fine. Any entity undertaking a construction project that fails to install pollution prevention and control facilities in compliance with environmental standards for a construction project may be ordered to suspend production or operation and fined. Criminal liability may be imposed for a material violation of environmental laws and regulations that causes loss of property or personal casualty.

Effect of Environmental Regulations

As we conduct our manufacturing activities in China, we are subject to the requirements of Chinese environmental laws and regulations on air emission, waste water discharge, solid waste and noise. We aim to comply with those environmental laws and regulations. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Amount Spent on Research and Development the Last Two Fiscal Years

We have not spent any money during each of the last two fiscal years on research and development activities.

Employees

We are a development stage company and currently have no employees. Each of our officers and directors provide their services without remuneration on an as-needed basis. We intend to hire additional employees on an as needed basis.

Item 1A.        Risk Factors

Risks Related To Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to June 30, 2014, we have incurred aggregate net losses of $564,645. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $900,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our advertising services will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

  support our planned growth and carry out our business plan;
  hire top quality personnel for all areas of our business; and
  address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop successful products or achieve commercial acceptance of our products or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our advertising services, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our products is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Parts of our company’s business plan are dependent on business relationships with various parties

We expect to rely in part upon third party manufacturers, and distribution partners to sell our products, and we may be adversely affected if those parties do not actively promote their products. Further, if our products are not timely delivered or does not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to continue development of our planned products to meet market evolution, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled scientists and professionals and adequate funds in a timely manner.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•         variations in our operating results;

•         changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•         changes in operating and stock price performance of other companies in our industry;

•         additions or departures of key personnel; and

•         future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our board of directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses.  We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 400,000,000 shares of common stock and 100,000,000 preferred shares all with a par value of $0.00001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
June 30, 2014	$2.12	$1.25
March 31, 2014	$2.00	$2.00
December 31, 2013	$2.00	$2.00
September 30, 2013	$2.10	$1.75
June 30, 2013	$2.00	$0.05
March 31, 2013	$0.05	$0.05
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
June 30, 2012(2)	$0.25	$0.00

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

Holders

As of September 19, 2014, there were 52 holders of record of our common stock. As of such date, 31,800,000 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2014.

In connection with the closing on August 5, 2014 of the share exchange agreement with Million Place and the shareholders of Million Place, we authorized the issuance of 7,500,000 shares of our common stock to Mr. John Gong our chairman, chief executive officer and director. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation of the Securities Act of 1933, as amended).

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2014.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2014 and June 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 13 of this annual report.

Cash Requirements

Over the next 12 months, through our wholly owned subsidiary, Million Place, we intend to engage in the acquisition, development and management of commercial real estate assets in cooperation with our joint venture partner, Yulong Pump. Together with Yulong Pump, we are also seeking to engage in the manufacture and sale of industrial water pumps and accessories and industrial boilers for commercial buildings, and the provision of consultancy services for the design of boiler systems. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months (Beginning July 1, 2014)
Expense	Amount
Exercise of Option to acquire 2% (51% in the aggregate) of Inner Mongolia Yulong Pump and Boiler Production Company Limited.	$96,278
Consulting Fees for Research and Development	100,000
Management Consulting Fees	300,000
Professional fees	250,000
Other general administrative expenses	150,000
Total	$896,278

We will require funds of approximately $900,000 over the next twelve months (beginning July 1, 2014) to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will secure any additional financing or maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There is significant doubt about our ability to continue as a going concern.

Our company has incurred a net loss of $564,645 for the period from inception on June 23, 2011 to June 30, 2014 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2014 and 2013 which are included herein.

Our operating results for the years ended June 30, 2014 and 2013 are summarized as follows:

	Years Ended June 30,
	2014	2013
Consulting fees	$17,439	$15,259
Management fees	$315,645	$17,776
Legal and accounting fees	$62,590	$20,936
General and administrative expenses	$70,755	$947
Net Loss	$(466,429)	$(54,918)

Operating expenses for the year ended June 30, 2014were $466,429 compared with $54,918 for the year ended June 30, 2013. The $411,511 increase in operating expenses was mainly attributed to increased management fee and increased legal and accounting expenses related to the company’s merger activities. Operating expenses for the period from June 23, 2011 (inception) to June 30, 2014 were $564,645.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2014		As at June 30, 2013
Total current assets	$1,447,453	$	Nil
Total liabilities	$1,962,599		$48,716
Working capital (deficit)	$(515,146)		$(48,716)

Cash Flows

	Year ended June 30, 2014	Year ended June 30, 2013
Net cash used in operating activities	$(352,018)	$(34,135)
Net cash provided by financing activities	361,910	20,273
Net change in cash	9,883	(13,862)

As of the date of this report, we have yet to generate any revenues from our business operations.

As of June 30, 2014, our total current assets were $1,447,453 and our total current liabilities were $1,962,599. We had cash of $9,883 as of June 30, 2015 and a working capital deficit of $515,146.

From our inception on June 23, 2011 to June 30, 2014 we spent $428,480 on operating activities. During the year ended June 30, 2014 we spent $351,707on operating activities, whereas we spent $34,135 on operating activities during the year ended June 30, 2013. The $317,572 increase in our expenditures on operating activities for the year ended June 30, 2014 compared to the same period last year is due to increased net loss, increased other receivable, offset by increased shares to be issued.

During the years ended June 30, 2014 and 2013 we had no investing activities.

During the year ended June 30, 2014 $361,590 was provided by financing activities compared to $20,273 provided by financing activities during the year ended June 30, 2013. The increase is due to more proceeds from a related party for operating purpose.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended June 30, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended June 30, 2014, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending June 30, 2014 and 2013.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods.

However, early adoption is permitted. Our company adopted ASU 2014-10 during the year ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asia Pacific Boiler Corporation:

We have audited the accompanying balance sheet of Asia Pacific Boiler Corporation (the “Company”) as of June 30, 2014, and the related statement of operations, statement of changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of June 30, 2013, were audited by other auditors, whose report, dated September 30, 2013, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Pacific Boiler Corporation as of June 30, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

September 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Asia Pacific Boiler Corporation

(A Development Stage Company)

Queensway Admiralty, Hong Kong

We have audited the accompanying balance sheets of Asia Pacific Boiler Corporation ( a development stage company) (the “Company”) as of June 30, 2012, and the related statements of expenses, stockholders’ equity and cash flows for the year then ended and the period from June 23, 2011 (inception) through June 30, 2013. These financial statements are the responsibility of Asia Pacific Boiler Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and the results of its operations and its cash flows for the year then ended and the period from inception through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 30, 2013

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Balance Sheets

	June 30,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$9,883	$-
Other receivable	1,430,055	-
Prepaid expenses	7,515	-
TOTAL ASSETS	$1,447,453	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$12,424	$21,443
Advances	-	3,500
Shares to be issued	1,564,500	-
Accounts payable to a related party	330,988	-
Advanced from a related party	54,375	23,773
TOTAL LIABILITIES	1,962,287	48,716

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 and 31,800,000 shares issued and outstanding as of June 30, 2014 and 2013, respectively	318	318
Additional paid in capital	49,493	49,182
Deficit accumulated during the development stage	(564,645)	(98,216)

Total Stockholders’ Deficit	(514,834)	(48,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,447,453	$-

The accompanying notes are an integral part of these audited financial statements. F-3

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Statement of Expenses

	Twelve Months Ended
	30-Jun

		2014		2013

COSTS AND EXPENSES	$		$

Consulting fees		17,439		15,259
Management fees		315,645		17,776
Legal & accounting		62,590		20,936
General & administrative		70,755		947

NET INCOME		$(466,429)		$(54,918)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED		$(0.01)		$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED		31,800,000		31,800,000

The accompanying notes are an integral part of these audited financial statements. F-4

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Statement of Stockholders' Equity
For the period from June 23, 2011 (inception) to June 30, 2014
				Deficit
				Accumulated
	Common Stock		Additional Paid-in	During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common stock issued for cash on June 23, 2011 (inception) at $0.00001 per share	20,000,000	$200	$19,800	$-	$20,000

Net loss	-	-	-	-	-

Balance, June 30, 2011	20,000,000	200	19,800	-	20,000

Common stock issued for cash on May 30, 2012 at $0.01 per share	11,800,000	118	29,382	-	29,500

Net loss	-	-	-	(43,298)	(43,298)

Balance, June 30, 2012	31800000	318	49,182	(43,298)	6,202

Net Loss	-	-	-	(54,918)	(54,918)

Balance, June 30, 2013	31,800,000	318	49,182	(98,216)	(48,716)

Shareholder’s contribution	-	-	311	-	311
Net Loss	-	-	-	(466,429)	(466,429)

Balance, June 30, 2014	31,800,000	$318	$49,493	$(564,645)	$(514,834)

The accompanying notes are an integral part of these audited financial statements. F-5

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(466,429)	$(54,918)

Changes in operating assets and liabilities:
Other receivable	(1,430,055)	-
Prepaid expenses	(7,515)	-
Accounts Payable	(9,019)	20,783
Advances	(3,500)	-
Shares to be issued	1,564,500	-
NET CASH USED IN OPERATING ACTIVITIES	(352,018)	(34,135)

FINANCING ACTIVITIES
Proceeds from sales of common stock	311	-
Repayments on related party payables	-	(3,500)
Proceeds from accounts payable to a related party	330,988	-
Proceeds from advances from related parties	30,602	23,773
NET CASH PROVIDED BY FINANCING ACTIVITIES	361,901	20,273

NET CHANGE IN CASH	9,883	(13,862)
CASH AT BEGINNING OF PERIOD	-	13,862

CASH AT END OF PERIOD	$9,883	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Noncash investing and financing activities
Reclassification from related party to third party advance	$-	$-
Payments of accounts payable by related parties	$361,590	$-

The accompanying notes are an integral part of these audited financial statements. F-6

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
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

On November 5, 2012, the Company filed Articles of Merger with the Nevada Secretary of State to change its name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with its wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

Also on November 5, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of its authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, the Company’s authorized common stock increased from 100,000,000 to 400,000,000 shares, and the Company’s issued and outstanding common shares increased from 7,950,000 to 31,800,000, all with a par value of $0.00001. The Company’s preferred stock remained unchanged with 100,000,000 preferred shares authorized, par value $0.00001, and no preferred shares issued or outstanding.

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

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended June 30, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents.

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2014, there were no cash equivalents. We maintain a bank account in Hong Kong that principally consists of cash.

Income Taxes.

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending June 30, 2014 and 2013.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the year ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of June 30, 2014, Asia Pacific has not generated revenues and has accumulated loss of $564,646 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of June 30, 2014 and 2013, related party receivable amounted to $1,430,055 and $0, respectively. Related party receivable is money lent to Million Place Investments Ltd. (“Million Place”) and is interest free, due on demand, and with no collateral. Million Place is 100% owned by John Gong.

As of June 30, 2014 and 2013, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $54,375 and $23,773, respectively. The advances are payments made by Mrs. John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of June 30, 2014 and 2013, accounts payable to a related party, G Capital Limited, amounted $330,988 and $0, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

NOTE 5. – SHARES TO BE ISSUED

On April 2, 2014, the Company received $230,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On April 4, 2014, the Company received $140,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On April 4, 2014, the Company received $876,311 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share. $311 of the proceeds was booked as shareholder’s contribution and $876,000 was booked as shares to be issued as of June 30, 2014.

On April 7, 2014, the Company received $15,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On April 7, 2014, the Company received $144,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On April 17, 2014, the Company received $60,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On May 2, 2014, the Company received $15,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On May 19, 2014, the Company received $15,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On May 21, 2014, the Company received $19,600 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On May 21, 2014, the Company received $60,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

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

On April 4, 2014, the Company received $876,311 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share. $311 of the proceeds were booked as shareholder’s contribution and $876,000 were booked as shares to be issued as of June 30, 2014.

NOTE 7. - INCOME TAXES

The Company has net operating losses of approximately $565,000 which begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	2014	2013
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$190,333	$33,000
Valuation allowance	(190,333)	(33,000)
Net deferred tax assets	$-	$-

NOTE 8.  SUBSEQENT EVENTS

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place” and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary. On April 25, 2014, Million Place entered into a share sale and purchase agreement with Qin Xiu Shan, our former president, chief executive officer and director, whereby Qin Xiu Shan, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate. The option is perpetual and without provision for termination. With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 15, 2014, we formally informed Malone Bailey, LLP of their dismissal as our company’s independent registered public accounting firm.

The reports of Malone Bailey, LLP on our company’s financial statements as of and for the fiscal years ended June 30, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company ability to continue as a going concern.  Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended June 30, 2013 and 2012, and through April 15, 2014, there were no disagreements with Malone Bailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Malone Bailey, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On April 3, 2014,we engaged Anton & Chia, LLP as our new independent registered public accounting firm. During the two most recent fiscal years and through April 3, 2014, our company had not consulted with Anton & Chia, LLP regarding (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Anton & Chia, LLP concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or (iii) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

Our management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2014, our company’s internal controls over financial reporting were effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

On March 18, 2014, Yang Chin Leong resigned as secretary our company and was concurrently appointed as a director of our company. Mr. Leong remains as our company’s chief financial officer, treasurer and director. Mr. Leong’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Also on March 18, 2014, we appointed Hogan Zhang as our company’s secretary and also appointed and Qin Xiu Shan as a director. At the time, Qin Xiu Shan also acted as our company’s president.

On September 15, 2014, Qin Xiu Shan resigned as president, chief executive officer and director of our company and Hogan Zhang resigned as corporate secretary. The resignations of Mr. Qin and Mr. Zhang were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently on September 15, 2014, John Gong Chin Ong consented to act as chief executive officer of our company and Philip Kwan Swee Seng consented to act as secretary. Mr. Ong is also a director and chairman of our board of directors.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
John Gong Chin Ong (John Gong)	Chairman, Chief Executive Officer and Director	47	September 24, 2012
Yang Chin Leong (Simon Yang)	Chief Financial Officer, Treasurer and Director	60	November 22, 2012
Philip Kwan Swee Seng	Secretary	63	September 15, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Gong Chin Ong (John Gong) – Chairman, Chief Executive Officer and Director

John Gong was appointed as or president, chief executive officer, chief financial officer, secretary, treasurer and director on September 24, 2012. On November 30, 2012 he resigned as president, chief executive officer, chief financial officer, secretary, treasurer and was appointed as chairman. On September 15, 2014 Mr. Gong was re-appointed as our chief executive officer.

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

We appointed Mr. Gong as an officer and director of our company because of his experience and success with capital raising and investment banking, given the critical aspect of capital raising for start-up companies.

Yang Chin Leong (Simon Yang) – Chief Financial Officer, Treasurer and Director

Yang Chin Leong (Simon Yang) was appointed as chief financial officer, secretary and treasurer of our company on November 22, 2012. On March 18, 2014, Mr. Yang resigned as secretary and was appointed a director of our board of directors.

Mr. Yang graduated from University of Otago, New Zealand and was admitted into New Zealand Society of Accountants in 1981 as an Associate Chartered Accountant. Mr. Yang spent the first three years of his career in a professional accounting firm and thereafter was in the finance functions in commercial business sectors. Mr. Yang worked with Barr Burgess & Stewart (affiliate firm of then Coopers & Lybrand) for three years after graduation in New Zealand and moved back to Singapore in 1980 where he worked for a short period with European Standards Electronics (now known as Thomson Multi Media) as an accountant and then joined the Member firm of SIMEX, Sin Huat Bullion Pte. Ltd. (a founding member firm of the predecessor to SIMEX; GES, the Gold Exchange of Singapore) as its administration and finance manager. This was followed by being the internal audit/manager as well as director of operations for subsidiary companies of Tuan Sing Limited and serving as company director of the subsidiary companies in Malaysia.

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

After a long professional career Mr. Yang left to pursue his own interests.

He was appointed as an officer and director of our company for his knowledge of accounting rules and regulations, corporate governance, internal control and experience in financial management for a large corporation and public companies.

Philip Kwan Swee Seng – Secretary

Mr. Philip Kwan, is a marketing and human resources management specialist with over 30 years experience working in Asia and abroad.   Mr. Kwan has worked as Human Resource Manager since 1974 and he has worked for various multinational corporations such as Murata Electronics, Tomy Toy, Yamashina Seiko-sho and Showa Plastics.   In 1995, he established Total Asia Pacific Marketing Pty. Ltd. in Australia, and was the Managing Director of that company, which was engaged in marketing finished non-ferrous metal production from Australia to Singapore and the other south Asian countries until 2005.  In year 1998, he established James Walker Singapore Pte. Ltd. for James Walker Group of Companies from UK and held the position of Finance Director until 2006. Since 2007, he has served as the Regional HR Manager of the publicly listed company Teledata Singapore Ltd., where he is responsible for the company’s administrative and HR management of the regional offices in the Asian Region. Prior to his management career, Mr. Kwan served a three year tour of duty as a logistic officer with a rank of lieutenant in the Singapore Armed Forces, and 1 year in the Ministry of Defense as a Defense Executive officer.

Mr. Kwan holds a Certificate in Industrial Relations from the Institute of Work Managers (UK), a Professional Diploma in Management Studies from North Staffordshire Polytechnic (UK) and a Diploma in Management Consultancy from the National Productivity Board (UK) (now known as Spring). He is an ordinary member of British Institute of Management, Singapore Institute of Management and Singapore Institute of Human Resource Management. Mr. Kwan attended the Autonomous Learners World Caucus at Oxford University in United Kingdom in 2010. Subsequently, he was appointed as the official organizer of the First Asia Autonomous Learners World caucus in Singapore in year 2011.  At present Mr. Philip Kwan is under the internship of Emeritus Professor Gary J

Confessore of the George Washington University DC USA for Certified LAP Coach to provide professional coaching for Learner Autonomy Profiling analysis.

We appointed Mr. Kwan because of administrative, managerial and human resources expertise which we believe will be invaluable to our company as we execute our business plan and expand our operations.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)     our principal executive officer;

(b)     our principal financial officer;

(c)     each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and

(d)     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Gong Chin Ong (1) Chairman, Chief Executive Officer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Qin Xiu Shan(2) Former Director President and Chief Executive Officer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Yang (Simon) Chin Leong(3) Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)     John Gong Chin Ong was appointed as or president, chief executive officer, chief financial officer, secretary, treasurer and director on September 24, 2012. On November 30, 2012 he resigned as president, chief executive officer, chief financial officer, secretary, treasurer and was appointed as chairman. On September 15, 2014, Mr. Gong was re-appointed as chief executive officer of our company.

(2)     Qin Xiu Shan was appointed as president of our company on November 22, 2012 and as a director of our company on March 18, 2014. On September 15, 2014 Mr. Qin resigned as president, chief executive officer and director of our company.

(3)     Yang (Simon) Chin Leong was appointed as chief financial officer, secretary and treasurer of our company on November 22, 2012. On March 18, 2014 he resigned as secretary and was appointed as a director.

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

Stock Options/SAR Grants

During our fiscal year ended June 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September19, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Gong Chin Ong (John Gong)(2) Unit 10 & 11, 26th Floor Lippo Centre Tower 2, 89 Queensway Admiralty, Hong Kong	Common	17,500,000	55.03%
Yang Chin Leong (Simon Yang)(3) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil
Philip Kwan Swee Seng(4) Unit 10 & 11, 26th Floor Lippo Centre Tower 2, 89 Queensway Admiralty, Hong Kong	Common	Nil	Nil
Directors and Officers as a group	Common	17,500,000	55.03%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September19, 2014. As of September19, 2014, there were 31,800,000 shares of our company’s common stock issued and outstanding.

(2)     John Gong is our chairman and a director of our company.

(3)     Simon Yang is our chief financial officer, treasurer, and a director of our company.

(4)     Philip Kwan Swee Seng is our secretary.

Future sales by existing stockholders

A total of 5,000,000 shares of common stock were issued to our former sole officer and director, Miguel Miranda. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company is not a shell company when the shares were issued or prior thereto. A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations. Accordingly, Mr. Miranda, our former sole officer and director, may not resell his shares under Rule 144 of the Act for a period of one year from the date we are no longer a shell company and have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

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

Item 13.         Certain Relationships and Related Transactions and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with two directors, consisting of John Gong and Simon Yang. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.         Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and for fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2014		Year Ended June 30, 2013
	ANTON & CHIA LLP	MALONEBAILEY, LLP	MALONEBAILEY, LLP
Audit Fees	$13,250	$3,600	$8,500
Audit Related Fees	Nil	Nil	Nil
Tax Fees	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil
Total	$13,250	$3,600	$8,500

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated August 5, 2014 among Asia Pacific Boiler Corporation, Million Place Investments Limited, and the shareholders of Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.5	Certificate of Incorporation of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.6	Articles of Association of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)
10.2	Share Transfer Agreement dated December 3, 2012 between Million Place Investments Limited, and Gong Chin Ong (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.3

Share Sale and Purchase Agreement (Option Agreement) dated April 25, 2014 between Million Place Investments Limited and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

10.4	Joint Venture Agreement dated May 22, 2014 between Million Place Investments and Yulong Pump. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.5	Warranty Deed between Yulong Pump and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.6	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.7

Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

10.8	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.9	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated August 5, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(21)	Subsidiaries of the Registrant
21.1	Million Place Investments Limited, a British Virgin Islands corporation (wholly owned)

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)
Dated: September 29, 2014	/s/ John Gong Chin Ong
John Gong Chin Ong
President, Chief Executive Officer and Director
(Principal Executive Officer )
Dated: September 29, 2014	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 29, 2014	/s/ John Gong Chin Ong
John Gong Chin Ong
President, Chief Executive Officer and Director
(Principal Executive Officer )
Dated: September 29, 2014	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)