Form 10-Q
period 2014-09-30
ASIA PACIFIC BOILER Corp
filed 2014-11-19
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MarkOne)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		September 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to
Commission File Number		333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada			N/A
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong			N/A
(Address of principal executive offices)			(Zip Code)
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

Large accelerated filer	[ ]		Accelerated filer			[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
			[ ]	YES	[X]	NO

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
39,300,000 common shares issued and outstanding as of November 19, 2014.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$48,842	$-
Other receivable from a related party	1,425,000	-
Total Current Assets	1,473,842	-

Investment	2,084,175	2,146,899
TOTAL ASSETS	$3,558,017	$2,146,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$39,669	$32,145
Shares to be issued	1,564,575	-
Accounts payable to a related party	448,877	155,808
Advanced from a related party	61,239	31,797
TOTAL LIABILITIES	2,114,360	219,750

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 31,800,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	318	318
Additional paid in capital	2,282,970	2,282,734
Deficit accumulated	(839,631)	(355,903)

Total stockholders’ Deficit	1,443,657	1,927,149

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,558,017	$2,146,899

The accompanying notes are an integral part of the consolidated financial statements. F-1

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) Consolidated Statement of Operations (Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		2014		2013		2014		2013

COSTS AND EXPENSES	$		$		$		$

Consulting fees		7,770		6,125		17,584		11,819
Management fees		65,487		94,890		225,324		112,666
Legal & accounting		41,321		2,000		96,610		10,498
General & administrative		9,187		-		81,485		6,558
Total operating expenses		123,765		103,015		421,003		141,541

LOSS FROM OPERATIONS		(123,765)		(103,015)		(421,003)		(141,541)

Losses from equity investment		(7,454)		(17,744)		(62,725)		(37,906)

NET LOSS		$(131,219)		$(120,759)		$(483,728)		$(179,447)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED		$(0.00)		$(0.00)		$(0.02)		$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED		31,800,000		31,800,000		31,800,000		31,800,000

The accompanying notes are an integral part of the consolidated financial statements. F-2

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(483,728)	$(179,447)
Add: Loss from equity investment	62,725	37,906
Changes in operating assets and liabilities:
Accounts Payable	7,523	24,997
Shares to be issued	(75)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(413,555)	(116,544)

INVESTING ACTIVITIES
Other receivable from a related party	(1,425,000)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,425,000)	-

FINANCING ACTIVITIES

Proceeds from sales of common stock	1,564,886	-
Repayments on related party payables	-	3,500
Proceeds from accounts payable to a related party	293,069	101,469
Proceeds from advances from related parties	29,442	11,575
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,887,397	116,544

NET CHANGE IN CASH	48,842	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$48,842	$-

The accompanying notes are an integral part of the consolidated financial statements. F-3

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) (“Asia Pacific” or the “Company” or “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America. Asia Pacific was incorporated in Nevada on June 23, 2011 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Panama.

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. This Form and the 10-K for the period ended December 31, 2014 will cover the transition period.

Merge with Million Place Investments Ltd.

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place Investments Ltd. (“Million Place”) and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary. We would have 39,300,000 issued and outstanding common shares upon issuance of the 7,500,000 shares of common stock. As September 30, 2014, we have authorized but have not yet issued the 7,500,000 shares of common stock.

Business of Million Place Investments Ltd.

Million Place was incorporated on April 30, 2012 under the laws of the British Virgin Island (BVI) to engage in any lawful corporate undertaking, including but not limited to mergers and acquisitions.

Pursuant to a Share Tranfer Agreement dated December 3, 2012, Million Place purchased from John Gong, 14.7 million shares at Renminbi (RMB) 1.00 per ordinary share (approximately $2,227,273 in the aggregate) in the share capital of Inner Mongolia Yulong Pump Production Company Limited (Yulong Pump) thereby acquiring an equity interest of 49% in Yulong Pump.  Yulong Pump is a China foreign joint venture corporation engaged in the sale and manufacture of industrial equipment, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.  The business of Yulong Pump is further described below.  In acquiring a 49% interest in Yulong Pump, Million Place became the deemed cooperative foreign joint venture partner of Yulong Pump.

Pursuant to PRC law, the partners in a cooperative foreign joint venture are permitted to share profits on an agreed basis and not necessarily in proportion to capital contribution.  The joint venture is not required to be a distinct legal entity from its partners and management and financial control of the foreign joint venture may be determined at the discretion of the partners by mutual agreement provided that, upon termination of the joint venture, all fixed assets will become the property of the Chinese participant in the joint venture. Pursuant to the December 3, 2012 Share Transfer Agreement. Million Place was entitled to appoint the board of directors of Yulong Pump. Further, absent an agreement between Million Place and Yulong Pump, the articles of association of Yulong Pump provide for distribution of dividends amongst its shareholder in proportion to the number of shares held by them.

On April 25, 2014 Million Place entered into a Share Sale & Purchase Agreement with Qin Xiu Shan, our President,Chief Executive Officer and (now) Director, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate.  The option is perpetual and without provision for termination.  With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

On May 22, 2014 Million Place entered into a Joint Venture Contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate.  Pursuant to the Joint Venture Contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture.  Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.  Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture.  Pursuant to the Joint Venture Contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation.  That property is currently under construction and is further described below.  Additional assets or operations may be allocated to the joint venture on an ongoing basis.

Business of Inner Mongolia Yulong Pump Production Company Limited

Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”) was incorporated on October 6, 1998 under the laws of the Peoples Republic of China to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In 1998, Yulong Pump acquired land use rights in Wuchuan, Inner Mongolia, for a total of RMB 799,000 ($131,985) for the purposes of establishing a manufacturing facility where, from 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications.  In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure.  The land use rights for the Wuchuan property expire in 2046 and are eligble for renewal subject to additional costs.  The Wuchuan property, is located in the city centre of Wuchuan, a suburb of Hohhot.  Yulong pump intends to explore the potential for commercial development of these lands.

Since the termination of its water pump manufacturing operations, Yulong Pump has engaged in the identification and acquisition of other industrial manufacturing assets, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.

In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company. As a result, the Company has become an entity with the status of a foreign joint venture company with registered capital of RMB￥  30 million (approximately USD$4,839,181), which consists of 30 million shares of authorized, issued and outstanding voting common stock with a par value of RMB ￥1.0 per share (USD$0.16).

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from Rmb 30 million to Rmb 600 million.(approximately USD$96,783,624).  This was approved in November 2013.

During the year 2013, Yulong Pump raised RMB ￥188,355,325 (USD$31,114,083) as a contribution from its president and CEO, Qin Xiu San.

On August 5, 2013 Yulong Pump entered into Real Estate Sales Contracts (Lease Agreements) with WulateqianqiHua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China.  The leasehold area of the property is approximately 143,106 square feet.  Yulong pump paid RMB 188,355,325 (approximately USD $31,114,000) in consideration of the land use rights.  The property is under construction with completion anticipated by Spring of 2015.    The Wulateqianqi property was subsequently allocated to the joint venture between Million Place and Yulong Pump pursuant to the Joint Venture Agreement dated May 22, 2014.  Million Place is therefore responsible for the administration and management of the property and entitled to receive 49% of the joint venture proceeds.  The parties intend to lease the facility upon completion of construction and a potential tenant has been identified.

On February 1, 2014, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu San pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report filed with the SEC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents.

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014, there were no cash equivalents. We maintain a bank account in Hong Kong that principally consists of cash.

Income Taxes.

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending September 30, 2014 and 2013.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the nine months ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.     Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.     Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.     Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.     Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.     Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.     Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of September 30, 2014, Asia Pacific has not generated revenues and has accumulated losses of $839,631 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  INVESTMENT

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

As of September 30 2014 and December 31, 2013, the carrying value of the Company’s investment in Yulong Pump amounted to $2,084,175 and $2,146,899, respectively. Investment loss from Yulong Pump amounted $7,454 and $17,744 for the three months ended September 30, 2014 and 2013, respectively. Investment loss from Yulong Pump amounted $62,725 and $37,906 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, other receivable from a related party amounted to $1,425,000 and $0, respectively. Other receivable from a related party is money lent to Hohhot Devotion Boiler and is interest free, due on demand, and with no collateral.

As of September 30, 2014 and December 31, 2013, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $61,239 and $31,797, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of September 30, 2014 and December 31, 2013, accounts payable to a related party, G Capital Limited, amounted $448,877 and $155,808, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

On August 5, 2014, the company acquired Million Place, a related party under common control. Accordingly, in accordance with ASC Topic 805, with respect to business combination for transactions between entities ender common control, the merger has been accounted for using Pooling-of-Interest with no adjustment to the historical basis of the Million Place or the company. The Balance sheets, statement of operations and statement of cash flows for Million Place have therefore been included in all period presented as if we had been combined at all times the entities were under common control.

NOTE 6. – SHARES TO BE ISSUED

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

On August 5, 2014, the Company entered into and closed a share exchange agreement with Million Place and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, the company agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by the company of 7,500,000 shares of common stock to the shareholders of Million Place. As of September 30, 2014, the company have authorized but have not issued the 7,500,000 shares. So the Company has booked $75 shares to be issued relating to this transaction as of September 30, 2014 and the shares to be issued is $1,564,575 as of September 30, 2014.

NOTE 7. - STOCKHOLDER’S EQUITY

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

On August 5, 2014, the Company entered into and closed a share exchange agreement with Million Place and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, the company agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by the company of 7,500,000 shares of common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary.  Because the company and Million Place are under common control, it is required under GAAP to account for the acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company reflected in its balance sheet the assets of Million Place at the company’s historical carryover basis instead of reflecting the fair market value of assets and liabilities. The Company also retrospectively recast its financial statements to include the operating results of Million Place from the date these assets were originally acquired by the company (the dates upon which common control began).

On April 25, 2014, Million Place entered into a share sale and purchase agreement with Qin Xiu Shan, our former president, chief executive officer and director, whereby Qin Xiu Shan, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate. The option is perpetual and without provision for termination. With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump. As of the report date, Million Place has not executed this option.

NOTE 8. - INCOME TAXES

The income tax expense in the consolidated statements of operations consisted of:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Unites States Enterprise Income Tax	$-	$-	$-	$-
BVI Enterprise Income Tax	-	-	-	-
Income taxes, net	$-	$-	$-	$-

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

As of September 30, 2014, the company has net operating losses of approximately $839,631 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	September 30, 2014	December 31, 2013
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$231,164	$91,443
Valuation allowance	(231,164)	(91,443)
Net deferred tax assets	$-	$-

NOTE 9.  SUBSEQENT EVENTS

On November 6, 2014, the company changed the fiscal year end to December 31 from June 30. This Form and 10-K for the period ended December 31, 2014 will cover the transition period.

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

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place Investments Ltd. (“Million Place”) and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary. We would have 39,300,000 issued and outstanding common shares upon issuance of the 7,500,000 shares of common stock. As of September 30, 2014, we had authorized but not issued the 7,500,000 shares of common stock to the shareholders of Million Place.  The 7,500,000 shares were subsequently issued, increasing the number of our issued and outstanding common shares to 39,300,000.

Million Place was incorporated on April 30, 2012 under the laws of the British Virgin Island (BVI) to engage in any lawful corporate undertaking, including but not limited to mergers and acquisitions.

Pursuant to a Share Tranfer Agreement dated December 3, 2012, Million Place purchased from John Gong, 14.7 million shares at Renminbi (RMB) 1.00 per ordinary share (approximately $2,227,273 in the aggregate) in the share capital of Inner Mongolia Yulong Pump Production Company Limited (Yulong Pump) thereby acquiring an equity interest of 49% in Yulong Pump.  Yulong Pump is a China foreign joint venture corporation engaged in the sale and manufacture of industrial equipment, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.  The business of Yulong Pump is further described below.  In acquiring a 49% interest in Yulong Pump, Million Place became the deemed cooperative foreign joint venture partner of Yulong Pump.

Pursuant to PRC law, the partners in a cooperative foreign joint venture are permitted to share profits on an agreed basis and not necessarily in proportion to capital contribution.  The joint venture is not required to be a distinct legal entity from its partners and management and financial control of the foreign joint venture may be determined at the discretion of the partners by mutual agreement provided that, upon termination of the joint venture, all fixed assets will become the property of the Chinese participant in the joint venture. Pursuant to the December 3, 2012 Share Transfer Agreement. Million Place was entitled to appoint the board of directors of Yulong Pump. Further, absent an agreement between Million Place and Yulong Pump, the articles of association of Yulong Pump provide for distribution of dividends amongst its shareholder in proportion to the number of shares held by them.

On April 25, 2014 Million Place entered into a Share Sale & Purchase Agreement with Qin Xiu Shan, our President, Chief Executive Officer and (now) Director, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate.  The option is perpetual and without provision for termination.  With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

On May 22, 2014 Million Place entered into a Joint Venture Contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate.  Pursuant to the Joint Venture Contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture.  Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.  Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture.  Pursuant to the Joint Venture Contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation.  That property is currently under construction and is further described below.  Additional assets or operations may be allocated to the joint venture on an ongoing basis.

On February 1, 2014, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu San pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.

It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of there palnned boiler facility.

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

On November 6, 2014, we changed our fiscal year end to December 31, 2014 from June 30. Our company will file a Form 10-K for the period ended December 31, 2014 which will cover the transition period.

Our sole director, John Gong Chin Ong, is the controlling shareholder, principal officer, and a director of Million Place. Mr. Qin XiuShan, a director and president of our company, is the majority shareholder, principal officer and a director of Hohhot Devotion Boiler. Both John Gong Chin Ong and Qin XiuShan are affiliated shareholders and principals of Yulong Pump.

Plan of Operation

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

Estimated Funding Required During the Next 12 Months (Beginning October 1, 2014)
Expense	Amount
Exercise of Option to acquire 2% (51% in the aggregate) of Inner Mongolia Yulong Pump and Boiler Production Company Limited.	$ 96,278
Consulting Fees for Research and Development	100,000
Management Consulting Fees	300,000
Professional fees	250,000
Other general administrative expenses	150,000
Total	$ 896,278

We will require funds of approximately $900,000 over the next twelve months (beginning October 1, 2014) to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will secure any additional financing or maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Our company has incurred a net loss of $839,631 for the period from inception on June 23, 2011 to September 30, 2014 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2014 and 2013

We have generated no revenues and have incurred $123,765 in operating expenses for the three month period ended September 30, 2014 and $103,015 in operating expenses for the three month period ended September 30, 2013. The primary reason for the increase from the three months ended 2014 from 2013 is the increase in legal and accounting fees, offset by decreased management fee.

Nine Months Ended September 30, 2014 and 2013

We have generated no revenues and have incurred $421,003 in operating expenses for the nine month period ended September 30, 2014 and $141,541 in operating expenses for the nine month period ended September 30, 2013. The primary reason for the increase from the nine months ended 2014 from 2013 is the increase in general and administrative fees, and increased management fee.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2014	As at December 31, 2013
Total current assets	$1,473,842	$-
Total current liabilities	2,114,360	219,750
Working capital (deficit)	(640,518)	(219,750)

Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash (used in) operating activities	$(413,555)	$(116,544)
Net cash (used in) investing activities	(1,425,000)	-
Net cash (used in) financing activities	1,887,397	116,544
Net change in cash	48,842	-

As of the date of this report, we have yet to generate any revenues from our business operations.

As of September 30, 2014, our total current assets were $1,473,842 and our total current liabilities were $2,114,360. We had cash of $48,842 as of September 30, 2014 and a working capital deficit of $(640,518).

During the nine months ended September 30, 2014 we spent $413,555 on operating activities, whereas we spent $116,544 on operating activities during the same period in fiscal 2013. The increase in our expenditures on operating activities during the nine months ended September 30, 2014 was primarily due to our reliance on our partnership with G Capital Limited to finance operations.

During the nine months ended September 30, 2014 we used $1,425,000 in investing activities compared to nil during the nine months ended September 30, 2013. The investment is for our boiler factory project.

During the nine months ended September 30, 2014 $1,887,397 was provided by financing activities compared to $116,544 provided by financing activities during the nine months ended September 30, 2013.

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

Business Combinations

 We have made strategic acquisitions to expand our footprint, establish strategic partnerships and/or to obtain technology that is complementary to our product offerings and strategy. We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the nine month periods ending September 30, 2014 and 2013.

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

However, early adoption is permitted. Our company adopted ASU 2014-10 during the nine months ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.     Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.     Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.     Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.     Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.     Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.     Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

On November 6, 2014, we changed our fiscal year end to December 31, 2014 from June 30. Our company will file a Form 10-K for the period ended December 31, 2014 which will cover the transition period.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: November 19, 2014	BY:	/s/ Qin XiuShan
Qin XiuShan
President and Director (Principal Executive Officer)

DATED: November 19, 2014	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)