Form 10-Q/A
period 2014-09-30
ASIA PACIFIC BOILER Corp
filed 2014-11-25
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note:

Our company is filing this Form 10-Q/A for the period ended September 30, 2014 to correct a clerical error on the Form 10-Q signature page which misstated the name of our principal executive officer. The above described changes had no effect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on November 19, 2014, nor does it modify or update those disclosures presented therein, expect with regard to the modification described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications filed and furnished as exhibits to the Form 10-Q pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Item 6.           Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: November 25, 2014	BY:	/s/ John Gong Chin Ong
John Gong Chin Ong
President, Chief Executive Officer and Director (Principal Executive Officer)

DATED: November 25, 2014	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)