Form 10-K
period 2014-12-31
ASIA PACIFIC BOILER Corp
filed 2015-04-15
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+852-3875-3362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $25,228,000based on a $2.12 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
39,300,000 common shares as of April 9, 2015.

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

Corporate Overview

We were incorporated in Nevada on June 23, 2011, to engage in the business of real estate investment consulting with respect to properties located in Panama. We have not started operations. We have not generated revenues from operations, but must be considered a development stage business.Our statutory registered agent in Nevada is National Registered Agents Inc. of Nevada located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is Unit 10 & 11, 26th Floor, Lippo Center, Tower 2, 89 Queensway Admiralty, Hong Kong.

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

Also on November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, our authorized common stock increased from 100,000,000 to 400,000,000 shares, and our then issued and outstanding common shares increased from 7,950,000 to 31,800,000, all with a par value of $0.00001. Our preferred stock remained unchanged with 100,000,000 preferred shares authorized, par value $0.00001, and no preferred shares issued or outstanding.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 9, 2012. Our CUSIP number is 04521K 107.

Corporate History

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

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place Investments Ltd. and the shareholders of Million Place. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of these transactions, Million Place became our wholly owned subsidiary. The 7,500,000 shares were subsequently issued, increasing the number of our issued and outstanding common shares to 39,300,000.

Million Place was incorporated on April 30, 2012 under the laws of the British Virgin Island (BVI) to engage in any lawful corporate undertaking, including but not limited to mergers and acquisitions.

Pursuant to a share transfer agreement dated December 3, 2012, Million Place purchased from John Gong, a director and officer of our company, 14.7 million shares at Renminbi (“RMB”) 1.00 per ordinary share (approximately $2,227,273 in the aggregate) in the share capital of Inner Mongolia Yulong Pump Production Company Limited (Yulong Pump) thereby acquiring an equity interest of 49% in Yulong Pump. Yulong Pump is a China foreign joint venture corporation engaged in the sale and manufacture of industrial equipment, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets. The business of Yulong Pump is further described below. In acquiring a 49% interest in Yulong Pump, Million Place became the deemed cooperative foreign joint venture partner of Yulong Pump.

Pursuant to People’s Republic of China (“PRC”) law, the partners in a cooperative foreign joint venture are permitted to share profits on an agreed basis and not necessarily in proportion to capital contribution. The joint venture is not required to be a distinct legal entity from its partners and management and financial control of the foreign joint venture may be determined at the discretion of the partners by mutual agreement provided that, upon termination of the joint venture, all fixed assets will become the property of the Chinese participant in the joint venture. Pursuant to the December 3, 2012 share transfer agreement, Million Place was entitled to appoint the board of directors of Yulong Pump. Further, absent an agreement between Million Place and Yulong Pump, the articles of association of Yulong Pump provide for distribution of dividends amongst its shareholders in proportion to the number of shares held by them.

On April 25, 2014, Million Place entered into a share sale and purchase agreement with Qin Xiu Shan, a former officer and director of our company, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate. The option is perpetual and without provision for termination. With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

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

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu San, a former officer and director of our company, pursuant to which Mr. Qin agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”). On August 5, 2014, the warranty deed was extended to October 31, 2014. The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed and our company is seeking a further extension until June 30, 2015. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction of a new state of the art boiler manufacturing factory with a planned investment of approximately $250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed. Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully finance the construction of their planned boiler facility.

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

On November 6, 2014, we changed our fiscal year end to December 31from June 30.

Our director and officer, John Gong Chin Ong, is the controlling shareholder, principal officer, and a director of Million Place. Mr. Qin XiuShan, a former officer and director of our company, is the majority shareholder, principal officer and a director of Hohhot Devotion Boiler. Both John Gong Chin Ong and Qin XiuShan are affiliated shareholders and principals of Yulong Pump.

Business of Inner Mongolia Yulong Pump Production Company Limited

Yulong Pump was incorporated on October 6, 1998 under the laws of the PRC to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In 1998, Yulong Pump paid a total of RMB 799,000 or $131,985 to acquire land use rights in Wuchuan, Inner Mongolia, for the purposes of establishing a manufacturing facility. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia. In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure. The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs. The Wuchuan property is located in the city centre of Wuchuan, a suburb of Hohhot. Yulong Pump intends to explore the potential for commercial development of these lands. The land use right has not been transferred to Yulong Pump as of December 31, 2014. Yulong Pump has written off the net amount of land use right as of December 31, 2014.

Since the termination of its water pump manufacturing operations, Yulong Pump has engaged in the identification and acquisition of other industrial manufacturing assets, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.

In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company. As a result, the company has become an entity with the status of a foreign joint venture company with registered capital of RMB30 million (approximately $4,839,181), which consists of 30 million shares of authorized, issued and outstanding voting common stock with a par value of RMB1.0 per share ($0.16).

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from RMB 30 million to RMB 600 million(approximately $96,783,624). This was approved in November 2013.

During the year 2013, Yulong Pump raised RMB 188,355,325 ($31,114,083) as a contribution from its president and chief executive officer, Qin Xiu Shan.

On August 5, 2013, Yulong Pump entered into real estate sales contracts with Wulanteqianqi Hua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet. Yulong Pump paid RMB 188,355,325 (approximately $31,114,083) in consideration of the land use rights. The property is under construction with completion anticipated by fallof 2015. The Wulateqianqi property was subsequently allocated to the joint venture between Million Place and Yulong Pump pursuant to the joint venture agreement dated May 22, 2014. Million Place is therefore responsible for the administration and management of the property and entitled to receive 49% of the joint venture proceeds. The parties intend to lease the facility to tenants upon completion of construction and a potential tenant has been identified.

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu Shan pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Devotion Boiler. The warranty deed agreement does not provide for financial consideration. On August 5, 2014, the warranty deed was extended to October 31, 2014. As at the date of this report, the acquisition has not been completed and there is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction by July 1 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately $250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed. Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully finance the construction of their planned boiler facility.

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

Wulateqianqi Development

On August 5, 2013,Yulong Pump entered into real estate sales contracts (lease agreements)with Wulateqianqi Hua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet. Yulong Pump paid RMB 188,355,325 (approximately $31,114,083) in consideration of the land use rights. The property is under construction with completion anticipated by fall of 2015. Pursuant to the joint venture contract dated May 22, 2014, the Wulateqianqi property has been assigned to the joint venture under the management of our wholly owned subsidiary, Million Place. Accordingly, we will be responsible for the management of the property. The parties intend to lease the facility upon completion of construction and a potential tenant has been identified.

Prospective Boiler Business

On February 1, 2014, Yulong Pump entered into a warranty deed with Qin Xiu Shan, a former officer and director of our company, pursuant to which Mr. Qin pledged to deliver to Yulong Pump the outstanding securities of Devotion Boiler by July 31, 2014. On August 5, 2014, the warranty deed was extended to October 31, 2014 and we are seeking a further extension to June 20, 2015. The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Devotion Boiler is a PRC company engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction on July 1, 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately $250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.

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

Industry in Inner Mongolia has grown mainly around coal, power generation, forestry-related industries, and related industries. Inner Mongolia now encourages six competitive industries: energy, chemicals, metallurgy, equipment manufacturing, processing of farm (including dairy) produce, and high technology. Well-known Inner Mongolian enterprises include companies such as ERDOS, Yili, and Mengniu.

The nominal GDP of Inner Mongolia in 2010 was 1.16 trillion yuan ($172.1 billion), a growth of 16.9% from 2008, with an average annual increase of 20% from the period 2003-2007. Its per capita GDP reached 37,287 Yuan ($5,460) in 2009. In 2008, Inner Mongolia's primary, secondary, and tertiary industries were worth 90.7 billion Yuan, 427.1 billion Yuan, and 258.4 billion Yuan respectively. The urban per capita disposable income and rural per capita net income were 14,431 Yuan and 4,656 Yuan, up 16.6% and 17.8% respectively.

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

Industrial boilers are important thermal power equipment, widely used in factory power, building heating and other aspects of life. With the implementation of large and medium-sized cities coal ban measures and centralized heating, together with mounting popularity of combined heat and power , coal-fired industrial boilers will follow the large-capacity, high performance and low emissions development, while gas boilers, oil-fired boiler, water-source heat pump, air-source heat pumps, electric boilers and air conditioning heating will witness rapid development.

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

Competition

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•         establish our products’ competitive advantage with customers;

•         develop a comprehensive marketing system; and

•         increase our financial resources.

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

As of December 31, 2014, we have incurred net losses of $4,068,888. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require $1,197,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our advertising services will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

•         support our planned growth and carry out our business plan;

•         hire top quality personnel for all areas of our business; and

•         address competing technological and market developments.

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

Item 2.           Properties

Our business office is located at Our business office is Unit 10 & 11, 26th Floor, Lippo Center, Tower 2, 89 Queensway Admiralty, Hong Kong. We currently pay $8,190 per month for the rent of this space.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2014(2)	$2.05	$0.00
September 30, 2014	$2.21	$2.05
June 30, 2014	$2.12	$1.25
March 31, 2014(2)	$2.00	$2.00
December 31, 2013(2)	$2.00	$2.00
September 30, 2013	$2.10	$1.75
June 30, 2013	$2.00	$0.05
March 31, 2013(2)	$0.05	$0.05
December 31, 2012(2)	$0.05	$0.05

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)     During the period there were no trades in our shares.

Our transfer agent is Quicksilver Stock Transfer, 6623 Las Vegas Blvd. South, #255 Las Vegas, Nevada 89119, telephone: (702) 629-1883; fax: (702) 562-9791.

Holders

As of April 9, 2015, there were 39 holders of record of our common stock. As of such date, 39,300,000 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2014 and December 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

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

Estimated Funding Required During the Next 12 Months (Beginning January 1, 2015)
Expense	Amount
Exercise of Option to acquire 2% (51% in the aggregate) of Inner Mongolia Yulong Pump and Boiler Production Company Limited.	$97,000
Consulting Fees for Research and Development	100,000
Management Consulting Fees	400,000
Professional fees	400,000
Other general administrative expenses	200,000
Total	$1,197,000

We will require funds of $1,197,000 over the next twelve months (beginning January 1, 2015) to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will secure any additional financing or maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Our company has incurred a net loss of $4,068,888for the year ended December 31, 2014 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013 which are included herein.

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013
Consulting fees	$41,704	$15,259
Management fees	$280,979	$17,776
Legal and accounting fees	$105,409	$20,936
General and administrative expenses	$1,493,897	$7,526
Losses from equity investment	$2,146,889	$55,650
Net Loss	$(3,998,888)	$(117,147)

Operating expenses for the year ended December 31, 2014were $1,851,989 compared with $61,497 for the year ended December 31, 2013. The $1,790,492 increase in operating expenses was mainly attributed to increases in consulting fees, management fees, legal and accounting fees and general and administrative expenses related to a bad debt expense in the amount of $1,425,000. We also incurred $2,146,899 in losses from equity investment.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2014		As at December 31, 2013
Total current assets	$6,946	$	Nil
Total liabilities	$2,078,374		$219,750
Working capital (deficit)	$(2,071,428)		$(219,750)

Cash Flows

	Year ended December 31, 2014		Year ended December 31, 2013
Net cash used in operating activities	$(441,031)		$(170,882)
Net cash used in investing activities	$(1,425,000)	$	Nil
Net cash provided by financing activities	$1,872,977		$170,882
Net change in cash	$6,946		Nil

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2014, our total current assets were $6,946 and our total current liabilities were $2,078,374. We had cash of $6,946 as of December 31, 2014 and a working capital deficit of $2,071,428.

During the year ended December 31, 2014 we spent $441,031 on operating activities, whereas we spent $170,882 on operating activities during the year ended December 31, 2013. The $270,149 increase in our expenditures on operating activities for the year ended December 31, 2014 compared to the same period in 2013 is due to loss from equity investment of $2,146,899 and bad debt expense of $1,425,000 offset by and accounts payable of $14,042 a net loss of $3,998,888.

During the year ended December 31, 2014 $1,425,000 was used investing activities compared to $Nil used in investing activities during the year ended December 31, 2013.The increase is due to a bad debt expense.

During the year ended December 31, 2014 $1,872,977 was provided by financing activities compared to $170,882 provided by financing activities during the year ended December 31, 2013. The increase is due to increases in proceeds from the issuance of common stock, proceeds from accounts payable to a related party and proceeds from advances from related parties.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended December 31, 2014, there were no cash equivalents. We maintain a bank account in Hong Kong that principally consists of cash.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending December 31, 2014 and 2013.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.       Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).

b.       Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

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

b.       Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

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

Item 8.           Financial Statements and Supplementary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asia Pacific Boiler Corporation

We have audited the accompanying consolidated balance sheets of Asia Pacific Boiler Corporation (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

April 15, 2015

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$6,946	$-
Total Current Assets	6,946	-

Investment	0	2,146,899
TOTAL ASSETS	$6,946	$2,146,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$18,103	$32,145
Common stock to be issued	1,494,500	-
Accounts payable to a related party	504,532	155,808
Advanced from a related party	61,239	31,797
TOTAL LIABILITIES	2,078,374	219,750

Stockholders’ (Deficit) Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 39,300,000 and 31,800,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	393	318
Additional paid in capital	2,282,970	2,282,734
Deficit accumulated	(4,354,791)	(355,903)
Total Stockholders’ (Deficit) Equity	(2,071,428)	1,927,149

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,946	$2,146,899

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) Consolidated Statement of Operations

	Years Ended December 31,
	2014	2013

COSTS AND EXPENSES

Consulting fees	$41,704	$15,259
Management fees	280,979	17,776
Legal & accounting	105,409	20,936
General & administrative	1,423,897	7,526
Total operating expenses	1,851,989	61,497

LOSS FROM OPERATIONS	(1,851,989)	(61,497)

Losses from equity investment	(2,146,899)	(55,650)

NET LOSS	$(3,998,888)	$(117,147)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.12)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	32,663,014	31,800,000

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(3,998,888)	$(117,147)
Add: Loss from equity investment	2,146,899	55,650
Add: Bad debt expenses	1,425,000	-
Changes in operating assets and liabilities:
Accounts Payable	(14,042)	(130,388)
NET CASH (USED IN) OPERATING ACTIVITIES	(441,031)	(191,885)

INVESTING ACTIVITIES
Other receivable from a related party	(1,425,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,425,000)	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	1,494,811	-
Proceeds from accounts payable to a related party	348,724	155,808
Proceeds from advances from related parties	29,442	15,074
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,872,977	170,882
Exchange of gain (loss)	0	21,003
NET CHANGE IN CASH	6,946	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$6,946	$-

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp. (fka Panama Dreaming Inc.) Statement of Changes in Stockholders' Equity For the period from December 31, 2012 to December 31, 2014

	Common Stock
	Shares		Amount		Additional Capital Paid-in		Deficit Accumulated		Total Stockholders' Equity
		$		$		$		$
Balance, December 31, 2012	31,800,000		318		59,182		(238,756)		(179,256)

Shareholder contribution	-		-		2,223,552		-		2,223,552
Net Loss	-		-		-		(117,147)		(117,147)

Balance, December 31, 2013	31,800,000		318		2,282,734		(355,903)		1,927,149

Shareholder contribution	-		-		311		-		311
Capital transaction under common control	7,500,000		75		(75)		-		-
Net loss	-		-		-		(3,998,888)		(3,998,888)

Balance December 31, 2014	39,300,000		$393		$2,282,970		$(4,354,791)		$(2,071,428)

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Notes to the Consolidated Financial Statements

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. These financial statements and this Form 10-K for the period ended December 31, 2014.

Merge with Million Place Investments Ltd.

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place Investments Ltd. (“Million Place”) and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary. We would have 39,300,000 issued and outstanding common shares upon issuance of the 7,500,000 shares of common stock. On November 19, 2014, we authorized and issued the 7,500,000 shares of common stock.

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

On April 25, 2014 Million Place entered into a Share Sale &Purchase Agreement with Qin Xiu Shan, our formerPresident,former Chief Executive Officer and former Director, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate.  The option is perpetual and without provision for termination.  With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

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

In 1998, Yulong Pump paid a total of RMB 799,000 ($131,985) to acquire land use rights in Wuchuan, Inner Mongolia for the purposes of establishing a manufacturing facility where. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia.  In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure.  The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs.  The Wuchuan property, is located in the city centre of Wuchuan, a suburb of Hohhot. Yulong pump intends to explore the potential for commercial development of these lands. The land use right has not been transferred to Yulong Pump as of December 31, 2014. Yulong Pump has written off the net amount of land use right as of December 31, 2014.

Since the termination of its water pump manufacturing operations, Yulong Pump has engaged in the identification and acquisition of other industrial manufacturing assets, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.

In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company. As a result, the Company has become an entity with the status of a foreign joint venture company with registered capital of RMB ￥30 million (approximately USD$4,839,181), which consists of 30 million shares of authorized, issued and outstanding voting common stock with a par value of RMB ￥1.0 per share (USD$0.16).

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from RMB 30 million to RMB 600 million.(approximately USD$96,783,624).  This was approved in November 2013.

During the year 2013, Yulong Pump raised RMB ￥188,355,325 (USD$31,114,083) as a contribution from its president and CEO, Qin Xiu San.

On August 5, 2013 Yulong Pump entered into Real Estate Sales Contracts (Lease Agreements) with WulateqianqiHua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China.  The leasehold area of the property is approximately 143,106 square feet.  Yulong pump paid RMB 188,355,325 (approximately USD $31,114,000) in consideration of the land use rights.  The property is under construction with completion anticipated by Fall of 2015. The Wulateqianqi property was subsequently allocated to the joint venture between Million Place and Yulong Pump pursuant to the Joint Venture Agreement dated May 22, 2014.  Million Place is therefore responsible for the administration and management of the property and entitled to receive 49% of the joint venture proceeds.  The parties intend to lease the facility upon completion of construction and a potential tenant has been identified.

On February 1, 2014, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu San, a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2014, the warranty deed was extended to October 31, 2014. As at the date of this report, the acquisition has not been completed and our company is seeking a further extension until June 30, 2015. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014, there were no cash equivalents. We maintain a bank account in Hong Kong that principally consists of cash.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending December 31, 2014 and 2013.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of December 31, 2014, Asia Pacific   has not generated revenues and has accumulated losses of $4,354,791 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  INVESTMENT

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of December 31, 2014. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

As of December 31, 2014 and December 31, 2013, the carrying value of the Company’s investment in Yulong Pump amounted to $0 and $2,146,899, respectively. Investment loss from Yulong Pump amounted $2,146,899 and $55,650 for the year ended December 31, 2014 and 2013, respectively. The investment loss is mainly attributable to impairment of the long-lived assets in Yulong Pump.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of December 31, 2014 and December 31, 2013, other receivable from a related party amounted to $0 and $0. During the year ended December 31, 2014, the Company lent $1,425,000 to Hohhot Devotion Boiler and is interest free, due on demand, and with no collateral. Full amount was written off to bad debt expenses due to uncertainty of collectability.

As of December 31, 2014 and December 31, 2013, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $61,239 and $31,797, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of December 31, 2014 and December 31, 2013, accounts payable to a related party, G Capital Limited, amounted $504,532 and $155,808, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

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

NOTE 6.   SHARES TO BE ISSUED

Total shares to be issued amounted to $1,494,500 and $0 as of December 31, 2014 and 2013, respectively.

On April 2, 2014, the Company received $230,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On April 4, 2014, the Company received $130,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

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

On May 21, 2014, the Company received $19,500 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

On May 21, 2014, the Company received $60,000 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share.

Shares issuance commission of $70,000 was booked against shares to be issued.

NOTE 7.    STOCKHOLDER’S (DEFICIT) EQUITY

On November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to increase our authorized capital from 100,000,000 common shares to 400,000,000 common shares. On the same date, we affected a forward split of our authorized, issued and outstanding shares of common stock on a four for one (4:1) basis. All prior share amounts have been restated retroactively.

On April 4, 2014, the Company received $876,311 and agreed to issue shares pursuant to Regulation S of the Securities Act for $1.50 per share. $311 of the proceeds were booked as shareholder’s contribution and $876,000 were booked as shares to be issued as of June 30, 2014.

On August 5, 2014, the Company entered into and closed a share exchange agreement with Million Place and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by the Company of 7,500,000 shares of common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary.  Because the Company and Million Place are under common control, it is required under GAAP to account for the acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company reflected in its balance sheet the assets of Million Place at the company’s historical carryover basis instead of reflecting the fair market value of assets and liabilities. The Company also retrospectively recast its financial statements to include the operating results of Million Place from the date these assets were originally acquired by the company (the dates upon which common control began). On November 19, 2014, the Company authorized and issued the 7,500,000 shares.

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

NOTE 8.    INCOME TAXES

The income tax expense in the consolidated statements of operations consisted of:

For the Years ended December 31,
	2014	2013

United States Enterprise Income Tax	$-	$-
BVI Enterprise Income Tax	-	-
Income taxes, net	$-	$-

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

As of December 31, 2014, the Company has net accumulated operating losses of approximately $4,354,791 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	December 31, 2014	December 31, 2013
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$237,578	$91,443
Valuation allowance	(237,578)	(91,443)
Net deferred tax assets	$-	$-

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

John Gong Chin Ong (John Gong) – Chairman, Chief Executive Officer and Director

John Gong was appointed as or president, chief executive officer, chief financial officer, secretary, treasurer and director on September 24, 2012. On November 30, 2012, he resigned as president, chief executive officer, chief financial officer, secretary, treasurer and was appointed as chairman. On September 15, 2014 Mr. Gong was re-appointed as our chief executive officer.

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

Philip Kwan Swee Seng – Secretary

Philip Kwan Swee Seng was appointed as secretary of our company on September 15, 2014. Mr. Philip Kwan, is a marketing and human resources management specialist with over 30 years’ experience working in Asia and abroad. Mr. Kwan has worked as Human Resource Manager since 1974 and he has worked for various multinational corporations such as Murata Electronics, Tomy Toy, Yamashina Seiko-sho and Showa Plastics. In 1995, he established Total Asia Pacific Marketing Pty. Ltd. in Australia, and was the Managing Director of that company, which was engaged in marketing finished non-ferrous metal production from Australia to Singapore and the other south Asian countries until 2005. In year 1998, he established James Walker Singapore Pte. Ltd. for James Walker Group of Companies from UK and held the position of Finance Director until 2006. Since 2007, he has served as the Regional HR Manager of the publicly listed company Teledata Singapore Ltd., where he is responsible for the company’s administrative and HR management of the regional offices in the Asian Region. Prior to his management career, Mr. Kwan served a three year tour of duty as a logistic officer with a rank of lieutenant in the Singapore Armed Forces, and 1 year in the Ministry of Defense as a Defense Executive officer.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)                 our principal executive officer;

(b)                 our principal financial officer;

(c)                 each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(d)                 up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Gong Chin Ong(1) Chairman, Chief Executive Officer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Qin Xiu Shan(2) Former President, Chief Executive Officer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Yang (Simon) Chin Leong(3) Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Stock Options/SAR Grants

During our fiscal year ended December 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2014.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 9, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Gong Chin Ong (John Gong)(2) Unit 10 & 11, 26th Floor Lippo Centre Tower 2, 89 Queensway Admiralty, Hong Kong	Common	25,000,000	63.61%
Yang Chin Leong (Simon Yang)(3) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil
Philip Kwan Swee Seng(4) Unit 10 & 11, 26th Floor Lippo Centre Tower 2, 89 Queensway Admiralty, Hong Kong	Common	Nil	Nil
Directors and Officers as a group	Common	25,000,000	63.61%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2015. As of April 9, 2015, there were 39,300,000  shares of our company’s common stock issued and outstanding.

(2)     John Gong Chin Ong (John Gong) was appointed as or president, chief executive officer, chief financial officer, secretary, treasurer and director on September 24, 2012. On November 30, 2012 he resigned as president, chief executive officer, chief financial officer, secretary, treasurer and was appointed as chairman. On September 15, 2014, Mr. Gong was re-appointed as chief executive officer of our company.

(3)     Yang Chin Leong (Simon Yang) was appointed as chief financial officer, secretary and treasurer of our company on November 22, 2012. On March 18, 2014 he resigned as secretary and was appointed as a director.

(4)     Philip Kwan Swee Seng was appointed as secretary of our company on September 15, 2014.

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

Item 13.         Certain Relationships and Related Transactions and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of December 31, 2014 and December 31, 2013, other receivable from a related party amounted to $0 and $0. During the year ended December 31, 2014, our company lent $1,425,000 to Hohhot Devotion Boiler which is interest free, due on demand, and with no collateral. Full amount was written off to bad debt expenses due to uncertainty of collectability.

As of December 31, 2014 and December 31, 2013, advances from our company’s chairman, chief executive officer and director, John Gong, amounted to $61,239 and $31,797, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of December 31, 2014 and December 31, 2013, accounts payable to a related party, G Capital Limited, amounted $504,532 and $155,808, respectively. The payable is for providing management services to our company. John Gong is the chief executive officer and a shareholder of G Capital Limited.

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

Item 14.         Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Anton & Chia LLP	Malone Bailey, LLP	Malone Bailey, LLP
Audit Fees	$ 65,056.00	-	$ 12,100.00
Audit Related Fees	$ 6,130.00*	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$71,186.00	$-	$12,000.00

         Travel reimbursement

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

10.4	Joint Venture Agreement dated May 22, 2014 between Million Place Investments and Yulong Pump. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

Exhibit Number	Description
10.5	Warranty Deed between Yulong Pump and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.6	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.7

Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

10.8	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.9	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated August 5, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(21)	Subsidiaries of the Registrant
21.1	Million Place Investments Limited, a British Virgin Islands corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PACIFIC BOILER CORPORATION
(Registrant)
Dated: April 15, 2015	/s/ John Gong Chin Ong
John Gong Chin Ong
President, Chief Executive Officer and Director
(Principal Executive Officer )
Dated: April 15, 2015	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	/s/ John Gong Chin Ong
John Gong Chin Ong
President, Chief Executive Officer and Director
(Principal Executive Officer )
Dated: April 15, 2015	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)