Form 10-Q
period 2015-03-31
ASIA PACIFIC BOILER Corp
filed 2015-05-15
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-176312
ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Unit 10 & 11, 26th Floor, Lippo Centre, Tower 2, 89 Queensway Admiralty, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
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
39,300,000 common shares issued and outstanding as of May 14, 2015.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q
March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Consolidateed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$4,316	$6,946
Total Current Assets	4,316	6,946
TOTAL ASSETS	$4,316	$6,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$46,564	$18,103
Shares to be issued	1,494,500	1,494,500
Accounts payable to a related party	553,200	504,532
Advanced from a related party	67,797	61,239
TOTAL LIABILITIES	2,162,061	2,078,374

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 39,300,000 and 39,300,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	393	393
Additional paid in capital	2,282,970	2,282,970
Deficit accumulated	($4,441,108)	($4,354,791)
Total Stockholders’Deficit	($2,157,745)	($2,071,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,316	$6,946

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

COSTS AND EXPENSES

Consulting fees	$6,000	$3,559
Management fees	48,667	90,391
Legal & accounting	29,019	7,228
General & administrative	2,631	878
Total operating expenses	86,317	102,056

LOSS FROM OPERATIONS	(86,317)	(102,056)

Losses from equity investment	-	(3,066)

NET LOSS	$(86,317)	$(105,122)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	39,300,000	31,800,000

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2015	2014

OPERATING ACTIVITIES
Net loss	$(86,317)	$(105,122)
Add: Loss from equity investment	-	3,066
Changes in operating assets and liabilities:
Accounts Payable	28,461	(19,421)
NET CASH USED IN OPERATING ACTIVITIES	(57,856)	(121,477)

FINANCING ACTIVITIES

Procceds from accounts payable to a related party	48,668	106,611
Proceeds from advances from related parties	6,558	14,866
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,226	121,477

NET CHANGE IN CASH	(2,630)	-
CASH AT BEGINNING OF PERIOD	6,946	-

CASH AT END OF PERIOD	$4,316	$-

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

On February 1, 2014, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu San, a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2014, the warranty deed was extended to October 31, 2014.  On March 31, 2015, the warrant deed was further extended to June 30, 2015.  As at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report filed with the SEC.

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

Business Combinations

We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805,  Business Combinations , we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2015, there were no potentially dilutive securities outstanding.

Cash

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2015, there were no cash equivalents. We maintain a bank account in Hong Kong that principally consists of cash.

Income Taxes.

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending March 31, 2015 and 2014.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the three months ended March 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of March 31, 2015, Asia Pacific   has not generated revenues and has accumulated losses of $4,441,108 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  INVESTMENT

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of March 31, 2015. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s investment in Yulong Pump amounted to $0 and $0, respectively. Investment loss from Yulong Pump amounted $0 and $3,066 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, other receivable from a related party amounted to $0 and $0, respectively. During the year ended December 31, 2014, the Company lent $1,425,000 to Hohhot Devotion Boiler and is interest free, due on demand, and with no collateral. Full amount was written off to bad debt expenses due to uncertainty of collectability.

As of March 31, 2015 and December 31, 2014, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $67,797 and $61,239, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of March 31, 2015 and December 31, 2014, accounts payable to a related party, G Capital Limited, amounted $553,200 and $504,532, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

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

Shares issuance commission of $70,000 in relates to the above share issuance was booked against shares to be issued.

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

NOTE 8. - INCOME TAXES

The income tax expense in the consolidated statements of operations consisted of:

For the three months ended March 31,
	2015	2014

Unites States Enterprise Income Tax	$-	$-
BVI Enterprise Income Tax	-	-
Income taxes, net	$-	$-

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

As of March 31, 2015, the company has net operating losses of approximately $4,441,108 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	March 31, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$266,038	$237,578
Valuation allowance	(266,038)	(237,578)
Net deferred tax assets	$-	$-

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Asia Pacific Boiler Corporationand our wholly owned subsidiary, Million Place Investments Limited, a British Virgin Islands corporation, unless otherwise indicated.

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

Corporate Overview

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

Million Place was incorporated on April 30, 2012 under the laws of the British Virgin Islands (BVI) to engage in any lawful corporate undertaking, including but not limited to mergers and acquisitions.

Pursuant to a share transfer agreement dated December 3, 2012, Million Place purchased from John Gong, a director and officer of our company, 14,700,000 shares at Renminbi (“RMB”) 1.00 per ordinary share (approximately $2,227,273 in the aggregate) in the share capital of Inner Mongolia Yulong Pump Production Company Limited (Yulong Pump) thereby acquiring an equity interest of 49% in Yulong Pump. Yulong Pump is a China foreign joint venture corporation engaged in the sale and manufacture of industrial equipment, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets. The business of Yulong Pump is further described below. In acquiring a 49% interest in Yulong Pump, Million Place became the deemed cooperative foreign joint venture partner of Yulong Pump.

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

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu San, a former officer and director of our company, pursuant to which Mr. Qin agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”). On August 5, 2014, the warranty deed was extended to October 31, 2014. On March 31, 2015, the warranty deed was further extended until June 30, 2015. The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

In 1998, Yulong Pump paid a total of RMB 799,000 or $131,985 to acquire land use rights in Wuchuan, Inner Mongolia, for the purposes of establishing a manufacturing facility. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia. In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure. The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs. The Wuchuan property is located in the city centre of Wuchuan, a suburb of Hohhot. Yulong Pump intends to explore the potential for commercial development of these lands. The land use right has not been transferred to Yulong Pump as of December 31, 2014. Yulong Pump wrote off the net amount of land use right as of December 31, 2014.

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

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu Shan pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Devotion Boiler. The warranty deed agreement does not provide for financial consideration. On August 5, 2014, the warranty deed was extended to October 31, 2014.  On March 31, 2015 the warranty deed was further extended to June 30, 2015.  As at the date of this report, the acquisition has not been completed and there is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction by July 1, 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately $250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed. Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully finance the construction of their planned boiler facility.

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

We will require funds of approximately $1,197,000 over the next twelve months to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will secure any additional financing or maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Our company has incurred a net loss of $86,317 for the period ended March 31, 2015 and have generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2015 and 2014

We have generated no revenues and have incurred $86,317 in operating expenses for the three month period ended March 31, 2015 and $102,056 in operating expenses for the three month period ended March 31, 2014. The primary reason for the decrease from the three months ended 2014 to 2015 is the decrease in management fees.

	Three Months Ended March 31,
	2015	2014
Consulting fees	$6,000	$3,559
Management fees	$48,667	$90,391
Legal and accounting fees	$29,019	$7,228
General and administrative expenses	$2,631	$878
Losses from equity investment	$-	$3,066
Net Loss	$(86,317)	$(105,122)

Liquidity and Capital Resources

Working Capital

	As at March 31, 2015	As at December 31, 2014
Total current assets	$4,316	$6,946
Total current liabilities	2,162,061	2,078,374
Working capital (deficit)	(2,157,745)	(2,071,428)

Cash Flows

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash (used in) operating activities	$(57,856)	$(121,477)
Net cash (used in) investing activities	-	-
Net cash (used in) financing activities	55,226	121,477
Net change in cash	(2,630)	-

As of the date of this report, we have yet to generate any revenues from our business operations.

As of March 31, 2015, our total current assets were $4,316 and our total current liabilities were $2,162,061. We had cash of $4,316 as of March 31, 2015 and a working capital deficit of $(2,157,745).

During the three months ended March 31, 2015 we spent $57,856 on operating activities, whereas we spent $121,477 on operating activities during the same period in fiscal 2014. The decrease in our expenditures on operating activities during the three months ended March 31, 2015 was primarily due more increase in accounts payable offset by increased net loss.

During the three months ended March 31, 2015 and 2014 we did not invest in investing activities.

During the three months ended March 31, 2015 $55,226 was provided by financing activities compared to $121,477 provided by financing activities during the three months ended March 31, 2014. The decrease is due to less proceeds from related parties.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2015, there were no potentially dilutive securities outstanding.

Cash

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2015, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the three month periods ending March 31, 2015 and 2014.

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.5	Certificate of Incorporation of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.6	Articles of Association of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)

Exhibit Number	Description
10.2	Share Transfer Agreement dated December 3, 2012 between Million Place Investments Limited, and Gong Chin Ong (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
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

10.8	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.9	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated August 5, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.10	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated March 31, 2015
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(21)	Subsidiaries of the Registrant
21.1	Million Place Investments Limited, a British Virgin Islands corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ASIA PACIFIC BOILER CORPORATION
(Registrant)
DATED: May 15, 2015	BY:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chairman, Chief Executive Officer and Director (Principal Executive Officer)
DATED: May 15, 2015	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)