Form 10-Q
period 2015-06-30
ASIA PACIFIC BOILER Corp
filed 2015-08-14
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     YES     ☐     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒     YES     ☐     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒     YES     ☐     NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐     YES     ☐     NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

39,300,000 common shares issued and outstanding as of August 12, 2015.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Our unaudited interim financial statements for the three and six month periods ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp.
(fka Panama Dreaming Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$4,290	$6,946
Total Current Assets	4,290	6,946
TOTAL ASSETS	$4,290	$6,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$57,839	$18,103
Shares to be issued	1,494,500	1,494,500
Accounts payable to related parties	633,340	504,532
Advanced from a related party	120,283	61,239
TOTAL LIABILITIES	2,305,962	2,078,374

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 39,300,000 and 39,300,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	393	393
Additional paid in capital	2,282,970	2,282,970
Accumulated deficit	(4,585,035)	(4,354,791)
Total Stockholders’ Deficit	(2,301,672)	(2,071,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,290	$6,946

The accompanying notes are an integral part of the consolidated unaudited financial statements.

Asia Pacific Boiler Corp.

(fka Panama Dreaming Inc.)

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

COSTS AND EXPENSES

Consulting fees	$9,425	$6,255	$15,425	$9,814
Management fees	106,934	69,447	155,601	159,838
Legal & accounting	17,121	48,060	46,140	55,288
General & administrative	10,447	71,420	13,078	72,299
Total operating expenses	143,927	195,182	230,244	297,239

LOSS FROM OPERATIONS	(143,927)	(195,182)	(230,244)	(297,239)

Losses from equity investment	-	(19,834)	-	(22,900)

NET LOSS	$(143,927)	$(215,016)	$(230,244)	$(320,139)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	39,300,000	31,800,000	39,300,000	31,800,000

The accompanying notes are an integral part of the consolidated unaudited financial statements.

Asia Pacific Boiler Corp.

(fka Panama Dreaming Inc.)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(230,244)	$(320,139)
Add: Loss from equity investment	-	22,900
Changes in operating assets and liabilities:
Other Receivable	-	(1,425,000)
Prepaid expenses	-	(7,515)
Accounts Payable	39,736	(19,420)
NET CASH (USED IN) OPERATING ACTIVITIES	(190,508)	(1,749,174)

FINANCING ACTIVITIES
Shares to be issued	-	1,564,500
Proceeds from sales of common stock	-	311
Proceeds from accounts payable to a related party	128,808	176,058
Proceeds from advances from a related party	59,044	22,578
NET CASH PROVIDED BY FINANCING ACTIVITIES	187,852	1,763,447

Exchange Loss	-	(75)
NET CHANGE IN CASH	(2,656)	14,198
CASH AT BEGINNING OF PERIOD	6,946	-

CASH AT END OF PERIOD	$4,290	$14,198

The accompanying notes are an integral part of the consolidated unaudited financial statements.

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. The 10-K for the period ended December 31, 2014 filed on April 15, 2015 will cover the transition period.

Merger with Million Place Investments Ltd.

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

Pursuant to a Share Tranfer Agreement dated December 3, 2012, Million Place purchased from John Gong, 14.7 million shares at Renminbi (RMB) 1.00 per ordinary share (approximately $2,227,273 in the aggregate) in the share capital of Inner Mongolia Yulong Pump Production Company Limited (Yulong Pump) thereby acquiring an equity interest of 49% in Yulong Pump.  Yulong Pump is a China foreign joint venture corporation engaged in the sale and manufacture of industrial equipment, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.  The business of Yulong Pump is further described below.  In acquiringa 49% interest in Yulong Pump, Million Place became the deemed cooperative foreign joint venture partner of Yulong Pump.

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

On May 22, 2014 Million Place entered into a Joint Venture Contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate.  Pursuant to the Joint Venture Contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture.  Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.  Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture.  Pursuant to the Joint Venture Contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. That property is currently under construction and is further described below. Additional assets or operations may be allocated to the joint venture on an ongoing basis at the discretion of the parties.

Business of Inner Mongolia Yulong Pump Production Company Limited

Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”) was incorporated on October 6, 1998 under the laws of the Peoples Republic of China to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

During the year 2013, Yulong Pump raised RMB ￥188,355,325 (USD$31,114,083) as a contribution from its president and CEO, Qin Xiu Shan.

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

On February 1, 2014, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu Shan, a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2014, the warranty deed was extended to October 31, 2014.  On March 31, 2015, the warranty deed was further extended to June 30, 2015.  On July 1, 2015, the warranty deed was again extended to October 31, 2015. As at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for afair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report filed with the SEC.

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

Business Combinations

We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805,Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2015, there were no potentially dilutive securities outstanding.

Cash

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2015, there were no cash equivalents. We maintain a bank account in Hong Kong that principally consists of cash.

Income Taxes.

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending June 30, 2015 and 2014.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the six months ended June 30, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of June 30, 2015, Asia Pacific has not generated revenues and has accumulated losses of $4,585,035 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  INVESTMENT

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of June 30, 2015. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s investment in Yulong Pump amounted to $0 and $0, respectively. Investment loss from Yulong Pump amounted $0 and $19,834 for the three months ended June 30, 2015 and 2014, respectively. Investment loss from Yulong Pump amounted $0 and $22,900 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of June 30, 2015 and December 31, 2014, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $120,283 and $61,239, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of June 30, 2015 and December 31, 2014, accounts payable to a related party, G Capital Limited, amounted $633,340 and $504,532, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

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

As of June 30, 2015 and December 31, 2014, Share to be issued is 1,494,500.

NOTE 7.  STOCKHOLDER’S EQUITY

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

NOTE 8.  INCOME TAXES

The income tax expense in the consolidated statements of operations consisted of:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Unites States Enterprise Income Tax	$-	$-	$-	$-
BVI Enterprise Income Tax	-	-	-	-
Income taxes, net	$-	$-	$-	$-

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

As of June 30, 2015, the company has net operating losses of approximately $4,585,035 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	June 30, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$314,964	$237,578
Valuation allowance	(314,964)	(237,578)
Net deferred tax assets	$-	$-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On May 22, 2014, Million Place entered into a joint venture contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture. Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture. Pursuant to the joint venture contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. That property is currently under construction and is further described below.Additional assets or operations may be allocated to the joint venture on an ongoing basis.

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu San, a former officer and director of our company, pursuant to which Mr. Qin agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”). On August 5, 2014, the warranty deed was extended to October 31, 2014. On March 31, 2015, the warranty deed was further extended until June 30, 2015, and on July 1, 2015, the warranty deed was again extended to October 31, 2015. The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction of a new state of the art boiler manufacturing factory with a planned investment of approximately $250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of plant construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed. Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully finance the construction of their planned boiler facility.

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

On November 6, 2014, we changed our fiscal year end to December 31 from June 30.

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

Cash Requirements

Over the next 12 months, beginning July 1, 2015, through our wholly owned subsidiary, Million Place, we intend to engage in the acquisition, development and management of commercial real estate assets in cooperation with our joint venture partner, Yulong Pump. Together with Yulong Pump, we are also seeking to engage in the manufacture and sale of industrial water pumps and accessories and industrial boilers for commercial buildings, and the provision of consultancy services for the design of boiler systems. We anticipate that we will incur the following operating expenses during this period:

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

Our company has incurred a net loss of $203,451 for the period ended June 30, 2015 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations

Three and Six month Periods Ended June 30, 2015 and 2014

We have generated no revenues since inception and have incurred $143,927 in operating expenses for the three month period ended June 30, 2015 and $230,244 in operating expenses for the six month period ended June 30, 2015.

The following provides selected financial data about our company for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $	Six months Ended June 30, 2015 $	Six months Ended June 30, 2014 $
Consulting fees	9,425	6,255	15,425	9,814
Management fees	106,934	69,447	155,601	159,838
Legal and accounting	17,121	48,060	46,140	55,288
General and administrative	10,447	71,420	13,078	72,299
Losses from equity investment	-	19,834	-	22,900
Net loss	143,927	215,017	230,244	320,139

Operating expenses for the three months ended June 30, 2015 were $143,927 compared with $195,182 for the three months ended June 30, 2014. Operating expenses for the six months ended June 30, 2015 were $230,244 compared with $297,239 for the six months ended June 30, 2014. The decrease in operating expenses during fiscal 2015 is attributed to an overall reduction in transactional activity compared to fiscal 2014, resulting in reduced general & administrative expenses and legal and accounting fees.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2015	As at December 31, 2014
Total current assets	$4,290	$6,946
Total liabilities	2,305,962	2,078,374
Working capital deficit	2,301,672	2,071,428

Cash Flows

	Six months ended June 30, 2015	Six months ended June 30, 2014
Net cash used in operating activities	$(190,508)	$(1,749,174)
Net cash provided by by financing activities	187,852	1,763,447
Net increase (decrease)in cash	(2,656)	14,198

As of the date of this report, we have yet to generate any revenues from our business operations.

As of June 30, 2015, our total current assets were $4,290(consisting of cash), total current liabilities of $2,305,962, and a working capital deficit of $2,301,672.

During the six months ended June 30, 2015 we spent $190,508 on operating activities, whereas we spent $1,749,174 on operating activities during the same period in fiscal 2014, representing a nominal variance.

During the six months ended June 30, 2015 we received $187,852 from financing activities compared to $1,763,447 during the six months ended June 30, 2014. The decrease in cash provided by financing activities during fiscal 2015 as compared to fiscal 2014 resulted from a decrease in proceeds from accounts payable to a related party, offset by an increase in advances from related parties.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 30, 2015, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2015, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the three month periods ending June 30, 2015 and 2014.

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: August 14, 2015	BY:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 14, 2015	BY:	Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

