Form 10-Q
period 2015-09-30
ASIA PACIFIC BOILER Corp
filed 2015-11-23
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to  ______

Commission File Number 333-176312

ASIA PACIFIC BOILER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Unit 10 & 11, 26th Floor, Lippo Centre,
Tower 2, 89 Queensway Admiralty, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

39,300,000 common shares issued and outstanding as of November 23, 2015.

ASIA PACIFIC BOILER CORPORATION

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and nine month periods ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Asia Pacific Boiler Corp.

(fka Panama Dreaming Inc.)

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$6,946
Total Current Assets	-	6,946
TOTAL ASSETS	$-	$6,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$76,629	$18,103
Shares to be issued	1,494,500	1,494,500
Accounts payable to a related party	661,600	504,532
Advanced from a related party	137,814	61,239
TOTAL LIABILITIES	2,370,543	2,078,374

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 400,000,000 shares authorized, 39,300,000 and 39,300,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	393	393
Additional paid in capital	2,282,970	2,282,970
Deficit accumulated	$(4,653,906)	$(4,354,791)
Total Stockholders’ Deficit	$(2,370,543)	$(2,071,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$6,946

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp.

(fka Panama Dreaming Inc.)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

COSTS AND EXPENSES

Consulting fees	4,000	7,770	19,425	17,584
Management fees	57,839	65,487	213,440	225,324
Legal & accounting	1,618	41,321	47,758	96,610
Bad debt expenses	4,290	-	4,290	-
General & administrative	1,124	9,187	14,202	81,485
Total operating expenses	68,871	123,765	299,115	421,003

LOSS FROM OPERATIONS	(68,871)	(123,765)	(299,115)	(421,003)

Losses from equity investment	-	(7,454)	-	(62,725)

NET LOSS	$(64,581)	$(131,219)	$(299,115)	$(483,728)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	39,300,000	31,800,000	39,300,000	31,800,000

The accompanying notes are an integral part of the consolidated financial statements.

Asia Pacific Boiler Corp.

(fka Panama Dreaming Inc.)

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(299,115)	$(483,728)
Add: Loss from equity investment	-	62,725
Changes in operating assets and liabilities:
Bad debt expenses	4,290	-
Other Receivable	(4,290)	(1,425,000)
Accounts Payable	58,526	7,523
NET CASH (USED IN) OPERATING ACTIVITIES	(240,589)	(1,838,480)

FINANCING ACTIVITIES
Shares to be issued	-	(75)
Proceeds from sales of common stock	-	1,564,886
Proceeds from accounts payable to a related party	157,068	293,069
Proceeds from advances from related parties	76,575	29,442
NET CASH PROVIDED BY FINANCING ACTIVITIES	233,643	1,887,322

Exchange Loss	-	-
NET CHANGE IN CASH	(6,946)	48,842
CASH AT BEGINNING OF PERIOD	6,946	-

CASH AT END OF PERIOD	$-	$48,842

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. The 10-K for the period ended December 31, 2014 filed on April 15, 2015 covered the transition period.

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

On May 22, 2014 Million Place entered into a Joint Venture Contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate.  Pursuant to the Joint Venture Contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture.  Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.  Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture.  Pursuant to the Joint Venture Contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. That property is currently under construction and is further described below. Additional assets or operations may be allocated to the joint venture on an ongoing basis at the discretion of the parties. As of today, the joint venture contract has not been completed.

Business of Inner Mongolia Yulong Pump Production Company Limited

Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”) was incorporated on October 6, 1998 under the laws of the Peoples Republic of China to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

During the year 2013, Yulong Pump raised RMB ¥ 188,355,325 (USD$31,114,083) as a contribution from its president and CEO, Qin Xiu Shan.

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

On February 1, 2014, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu Shan, a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2014 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2014, the warranty deed was extended to October 31, 2014.  On March 31, 2015, the warranty deed was further extended to June 30, 2015.  On July 1, 2015, the warranty deed was extended to October 31, 2015. On November 14, 2015, the warranty deed was again extended to December 31, 2015. As at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report filed with the SEC.

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

Basic and Diluted Earnings (Loss) Per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2015, there were no potentially dilutive securities outstanding.

Cash

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2015, there were no cash equivalents.

Income Taxes.

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending September 30, 2015 and 2014.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will effective prospectively for annual reporting periods begin after December 15, 2014, and interim periods within those annual periods. However, early adoption is permitted. The Company adopted ASU 2014-10 during the nine months ended September 30, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Asia Pacific will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Asian Pacific be unable to continue as a going concern. As of September 30, 2015, Asia Pacific   has not generated revenues and has accumulated losses of $4,653,906 since inception. The continuation of Asia Pacific as a going concern is dependent upon the continued financial support from its shareholders, the ability of Asia Pacific to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Asia Pacific’s ability to continue as a going concern.

NOTE 4.  INVESTMENT

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of September 30, 2015. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s investment in Yulong Pump amounted to $0 and $0, respectively. Investment loss from Yulong Pump amounted $0 and $7,454 for the three months ended September 30, 2015 and 2014, respectively. Investment loss from Yulong Pump amounted $0 and $62,725 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $137,814 and $61,239, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of September 30, 2015 and December 31, 2014, accounts payable to a related party, G Capital Limited, amounted $661,600 and $504,532, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

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

As of September 30, 2015 and December 31, 2014, share to be issued is $1,494,500.  Company will issue these shares once potential restructuring is completed.

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

As of September 30, 2015, the company has net operating losses of approximately $4,653,906 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	September 30, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$336,921	$237,578
Valuation allowance	(336,921)	(237,578)
Net deferred tax assets	$-	$-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Asia Pacific Boiler Corporation and our wholly-owned subsidiary, Million Place Investments Ltd., a British Virgin Islands corporation, unless otherwise indicated.

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

We are a company with limited operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Through our wholly owned subsidiary, Million Place, together with its 49% joint venture partner,  Yulong Pump, we adopted a multi-pronged business plan involving the acquisition, development and exploitation of residential, commercial, and industrial real estate assets, the manufacture and sale of industrial water pumps and accessories and industrial boilers, and the provision of consultancy services for the design of industrial boiler systems.

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

On May 22, 2014, Million Place entered into a joint venture contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture. Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture. Pursuant to the joint venture contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. As of today, joint venture has not completed. That property is currently under construction and is further described below. Additional assets or operations may be allocated to the joint venture on an ongoing basis.

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu San, a former officer and director of our company, pursuant to which Mr. Qin agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”). On August 5, 2014, the warranty deed was extended to October 31, 2014. On March 31, 2015, the warranty deed was further extended until June 30, 2015. On July 1, 2015, the warranty deed was again extended to October 31, 2015. On November 14, 2015, the warranty was again extended to December 31, 2015.  The warranty deed does not specify financial consideration for the transfer and, as at the date of this report, the acquisition has not been completed. There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

On February 1, 2014, Yulong Pump entered into a warranty deed agreement with Qin Xiu Shan pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2014 all outstanding securities of Devotion Boiler. The warranty deed agreement does not provide for financial consideration. On August 5, 2014, the warranty deed was extended to October 31, 2014. On March 31, 2015 the warranty deed was further extended to June 30, 2015, and on July 1, 2015, the warranty deed was again extended to October 31, 2015. On November 14, 2015, the warranty was again extended to December 31, 2015.  As at the date of this report, the acquisition has not been completed and there is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction by July 1, 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately $250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia. As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed. Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully finance the construction of their planned boiler facility.

Cash Requirements

Over the next 12 months, beginning October 1, 2015, through our wholly owned subsidiary, Million Place, we intend to engage in the acquisition, development and management of commercial real estate assets in cooperation with our joint venture partner, Yulong Pump. Together with Yulong Pump, we are also seeking to engage in the manufacture and sale of industrial water pumps and accessories and industrial boilers for commercial buildings, and the provision of consultancy services for the design of boiler systems. We anticipate that we will incur the following operating expenses during this period:

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

Our company has incurred a net loss of $299,115 for the period ended September 30, 2015 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations

Three and Nine month Periods Ended September 30, 2015 and 2014

We have generated no revenues since inception and have incurred $68,871 in operating expenses for the three month period ended September 30, 2015 and $299,115 in operating expenses for the nine month period ended September 30, 2015.

The following provides selected financial data about our company for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015 $	Three Months Ended September 30, 2014 $	Nine months Ended September 30, 2015 $	Nine months Ended September 30, 2014 $
Consulting fees	$4,000	$7,770	$19,425	$17,584
Management fees	57,839	65,487	213,440	225,324
Legal and accounting	1,618	41,321	47,758	96,610
Bad debt expenses	4,290	-	4,290	-
General and administrative	1,124	9,187	14,202	81,485
Losses from equity investment	-	(7,454)	-	(62,725)
Net loss	$(68,871)	$(131,219)	$(299,115)	$(483,728)

Operating expenses for the three months ended September 30, 2015 were $68,871 compared with $123,765 for the three months ended September 30, 2014. Operating expenses for the nine months ended September 30, 2015 were $299,115 compared with $421,003 for the nine months ended September 30, 2014. The decrease in operating expenses during fiscal 2015 is attributed to a reduction of general and administrative expenses, especially decreased legal and accounting fees and a decrease in management fees. The decreased legal and accounting fee is due to in 2014 the Company hired more legal and accounting services for potential acquisitions.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2015	As at December 31, 2014
Total current assets	$-	$6,946
Total liabilities	2,370,543	2,078,374
Working capital deficit	2,370,543	2,071,428

Cash Flows

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net cash used in operating activities	$(240,589)	$(1,838,480)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	233,643	1,887,322
Net increase (decrease) in cash	(6,946)	48,842

As of the date of this report, we have yet to generate any revenues from our business operations.

As of September 30, 2015, our total current assets were $0 (consisting of cash of $0 and other receivables of $0), total current liabilities of $2,370,543, and a working capital deficit of $2,370,543.

During the nine months ended September 30, 2015 we spent $240,589 on operating activities, whereas we spent $1,838,480 on operating activities during the same period in fiscal 2014. The decrease in cash used by operating activities during fiscal 2015 as compared to fiscal 2014 resulted primarily from a decrease in general and administrative fees and from a decrease legal and accounting fees.

During the nine months ended September 30, 2015 we spent $Nil on investing activities compared to $Nil during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015 we received$233,643 from financing activities compared to $1,887,322 during the nine months ended September 30, 2014. During fiscal 2014 we received funds of $1,564,886 pursuant to the sale of our common stock. During fiscal 2015 we did not sell shares of our common stock.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2015, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2015, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending September 30, 2015 and 2014.

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

Item. 1A     Risk Factors

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

ASIA PACIFIC BOILER CORPORATION
(Registrant)

DATED: November 23, 2015	BY:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

DATED: November 23, 2015	BY:	/s/ Yang Chin Leong
Yang Chin Leong
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

