Form 10-K
period 2015-12-31
ASIA PACIFIC BOILER Corp
filed 2018-08-09
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

Commission file number 333-176312

ASIA PACIFIC BOILER CORPORATION

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 KeZhen Industrial Street, Wuchun District, Hohhot, People Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

+86-755-85250400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30,316,000 based upon the last sales price of the common stock of $2.12 per share on April 25, 2015 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.01 outstanding as of August 9, 2018 is 39,300,000.

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

Corporate Overview

We were incorporated in Nevada on June 23, 2011, to originally engage in the business of real estate investment consulting with respect to properties located in Panama.

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

Also on November 5, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 4 new for 1 old basis and, consequently, our authorized common stock increased from 100,000,000 to 400,000,000 shares, and our then issued and outstanding common shares increased from 7,950,000 to 31,800,000, all with a par value of $0.00001. Our preferred stock remained unchanged with 100,000,000 preferred shares authorized, par value $0.00001, and no preferred shares. The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 9, 2012. Our CUSIP number is 04521K 107.

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place Investments Ltd, a British Virgin Islands company (“Million Place”) and the shareholders of Million Place to acquire all the ordinary shares of Million Place. Consequently, Million Place became our wholly-owned subsidiary. Million Place is a 49% equity stakeholder in a People’s Republic of China (“PRC”) Co-operative Joint Venture (“CJV”), Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”). Yulong Pump was involved in the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Yulong Pump ceased its water pump manufacturing activities in 2008 due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure.

On November 6, 2014, we changed our fiscal year end to December 31 from June 30.

We are a company with no operations and accordingly, no revenue. As of the date hereof, we have not been successful in our real estate investment consulting operations with respect to properties located in Panama nor have we been successful in resuscitating Yulong Pump’s business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Our statutory registered agent in Nevada is National Registered Agents Inc. of Nevada located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business address is 3 KeZhen Industrial Street, Wuchun District, Hohhot, People Republic of China.

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

In a Letter of Intent dated February 1, 2014 entered into between us, Million Place, Yulong Pump and Hohhot Devotion Boiler General Company Private Limited (“Devotion Boiler”), the parties contemplated, amongst other things, (i) the acquisition of Million Place by Asia Pacific Boiler, (ii) the acquisition by Million Place of an option to acquire not less than 51% of the equity interests of Yulong Pump and (iii) the acquisition of all the equity interests in Devotion Boiler. The objectives in the Letter of Intent were subject to satisfactory due diligence, completion of audits and financial statements and definitive agreements.

Pursuant to the Letter of Intent, on April 25, 2014, Million Place, which already owned 49% equity interests in Yulong Pump, entered into a share sale and purchase agreement with Xiushan Qin, a former officer and director of Asia Pacific Boiler, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted Million Place the option to purchase an additional 2% equity interest in Yulong Pump for a purchase price of approximately $96,278, thus potentially increasing its equity stake in Yulong Pump to 51%. The option is perpetual and without provision for termination.

On May 22, 2014, Million Place entered into a new joint venture contract with Xiushan Qin pursuant to which we, through Yulong Pump, would jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place will be solely responsible for all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture. We will, in turn, receive compensation for services we provide to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place and the shareholders of Million Place. Pursuant to the terms of the share exchange agreement, we acquired all 10,000 of the issued and outstanding ordinary shares of Million Place in exchange for 7,500,000 newly-issued shares of common stock of Asia Pacific Boiler to the shareholders of Million Place. As a result, Million Place became our wholly-owned subsidiary.

On August 25, 2011, Yulong Pump entered into a reorganization agreement (the “Reorganization Agreement”) with Devotion Boiler. Pursuant to the Reorganization Agreement, Yulong Pump agreed to acquire all the equity interests of Devotion Boiler outstanding as of December 31, 2009 on a 1-for-1 basis. In addition, Yulong Pump agreed to pay off all of the unpaid social security fees owed by Devotion Boiler as of the end of 2009. Yulong Pump also agreed to pay off all of the unpaid salaries and other payables owed by Devotion Boiler to its employees, all of its debts owed to Changcheng Capital Limited Company, and all of overdue taxes owed to the local and national tax bureaus. In general, Yulong Pump agreed to assume all of Devotion Boiler’s rights as a creditor and obligations as a debtor.

Despite numerous extensions of the Letter of Intent, the last through December 31, 2015, the last objective in the Letter of Intent, i.e. the acquisition of Devotion Boiler has yet to be completed.

Below is a diagrammatic representation of our present corporate structure:

Million Place Investments Ltd (“Million Place”)

Million Place was incorporated on April 30, 2012 under the laws of the British Virgin Island (“BVI”) to engage in any lawful corporate undertaking, including but not limited to mergers and acquisitions.

Pursuant to a share transfer agreement dated December 3, 2012, Million Place acquired from John Gong, our director and officer, a 49% equity interest in Yulong Pump. Million Place has never had any operations and its primary undertaking is to be a holding company for its equity interests in Yulong Pump.

Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”)

Yulong Pump was incorporated on October 6, 1998 under the laws of the PRC to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company with a registered capital of RMB30 million (approximately $4,839,181). In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise its registered capital from RMB30 million to RMB600 million (approximately $96,783,624). This was approved in November 2013. In 2013, Yulong Pump raised RMB 188,355,325 ($31,114,083) from a capital contribution from its president and chief executive officer, Xiushan Qin.

In 1998, Yulong Pump paid a total of RMB 799,000 or $131,985 to acquire land use rights in Wuchuan, Inner Mongolia, for the purposes of establishing a manufacturing facility. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia. In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure. The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs. The Wuchuan property is located in the city center of Wuchuan, a suburb of Hohhot and Yulong Pump intends to explore the potential for commercial development of this land. Preliminary verbal discussions with the local Wuchuan land bureau indicates the possibility for land conversion from industrial to commercial and residential.

On August 5, 2013, Yulong Pump entered into real estate sales contracts with Wulanteqianqi Hua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights to the third, fourth and fifth floors of a 6-story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet. Yulong Pump paid RMB 188,355,325 (approximately $31,114,083) in consideration of the land use rights. Yulong Pump plans to raise another RMB30 million to renovate this property in order to lease it. The land use rights for this Wulanteqianqi expires September 15, 2080.

Since the termination of its water pump manufacturing operations, Yulong Pump’s focus is now to raise significant capital to develop and manage its real estate assets.

Business

Through our wholly-owned subsidiary, Million Place, we are presently engaged in the development and management of commercial real estate assets in cooperation with our joint venture partner, Xiushan Qin in Yulong Pump.

Our current business activities are governed by a joint venture contract dated May 22, 2014 between Million Place and Xiushan Qin pursuant to which states that we intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place is solely responsible for all operations and management of the joint venture and has the exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.

In the meantime, our management has been analyzing the various alternatives available to ensure our survival and to preserve our shareholder’s investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business objective of developing and managing Yulong Pump’s Wuchuan and Wulanteqianqi properties, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

In regards to mergers and/or acquisitions, our preliminary merger/acquisition activities are focused on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity’s operations will be profitable.

If we are unable to secure adequate capital to continue our business of developing and managing Yulong Pump’s commercial real estate assets or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, establishes a class of company called a “smaller reporting company,” which generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2015, we qualify as both an emerging growth company and a smaller reporting company.

As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications, including without limitation the following:

●	An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

●	An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis.”

●	An emerging growth company is not required to hold nonbinding advisory stockholder votes on executive compensation or any “golden parachute” payments not previously approved by stockholders.

●	Neither an emerging growth company nor a smaller reporting company is required to comply with the requirement of auditor attestation of internal controls over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002.

●	A company that is either an emerging growth company or a smaller reporting company is eligible for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

●	A company that is either an emerging growth company or a smaller reporting company is eligible for reduced financial statement disclosure in its registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies. Smaller reporting companies are also eligible to provide such reduced financial statement disclosure in annual reports on Form 10-K.

For as long as we continue to be an emerging growth company and/or a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future. We will also remain a smaller reporting company until we have a public float of $75 million or more as of the last business day of our most recently completed second fiscal quarter, and we could retain our smaller reporting company status indefinitely depending on the size of our public float.

Markets

Recent data shows that the Inner Mongolia property market is on a continued uptrend. Recent prices are supported by strong economic fundamentals, and a relatively inexpensive property market, compared to major first tier cities like Beijing, Shanghai, and Shenzhen where property values are almost four times the value in Hohhot city (Source: https://www.ceicdata.com/en/china/nbs-property-price-monthly/property-price-ytd-avg-house-in-advance-inner-mongolia). Additionally, the overall economic fundamentals for the province appears to be good with Gross Domestic Product growth by 5% in 2017 (Source: http://china-trade-research.hktdc.com/business-news/article/Facts-and-Figures/Inner-Mongolia-Market-Profile/ff/en/1/1X000000/1X07T7RO.htm).

Competition

Many of our competitors in the Inner Mongolia real estate development and management industry have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

●	offer a product or service that is competitive with our competitors;

●	develop a comprehensive marketing system; and

●	increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively. As we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging trends and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

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

Effect of Environmental Regulations

As we develop Yulong Pump’s real estate assets, we are subject to the requirements of Chinese environmental laws and regulations on air emission, waste water discharge, solid waste and noise. We will aim to comply with those environmental laws and regulations. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2015, we only have two employees, namely our Chief Executive Officer, Mr. John Gong Chin Ong and our Chief Financial Officer, Mr. Yang Chin Leong. Each of our officers provides his services without remuneration on an as-needed basis. We intend to hire additional employees on an as needed basis.

Item 1A. Risk Factors

Risks Related To Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, we have incurred net losses of $375,749. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of customers’ expectations and demands when purchasing/leasing real estate, and the level of competition and general economic conditions.

Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization of our core products, which themselves are subject to numerous risk factors as set forth below.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require $497,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our real estate will be dependent upon our ability to raise significant additional financing. We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

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

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan.

The real estate market in Inner Mongolia is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, newer products and services will increase the competitive pressures we face. Competitors may be able to respond more quickly to trends, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of products and services. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to continue development of our real estate assets to meet market evolution, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States, PRC or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Markets quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

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

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at Unit 10 & 11, 26th Floor, Lippo Center, Tower 2, 89 Queensway Admiralty, Hong Kong.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “PADR” on the OTC Pink operated by OTC Markets Group, Inc.  They began trading on the then Over-the-Counter Bulletin Board on June 26, 2012.

There has been very little trade in our shares of common stock in fiscal 2015 and 2014. The table below presents the high and low bid for our common stock for each quarter from January 1, 2014 through December 31, 2015. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2014	High	Low
1st Quarter	$-	$-
2nd Quarter	$2.12	$2.02
3rd Quarter	$2.15	$2.05
4th Quarter	$-	$-

Year ended December 31, 2015	High	Low
1st Quarter	$1.50	$-
2nd Quarter	$-	$-
3rd Quarter	$-	$-
4th Quarter	$0.51	$-

There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

Penny Stock

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 14, 2016, there were 39 holders of record of our common stock. As of such date, 39,300,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Stock Option and Warrants

None.

Repurchase of Equity Securities by Asia Pacific Boiler Corporation and Affiliated Purchasers

None.

Stock Transfer Agent

Our stock transfer agent is Quicksilver Stock Transfer, whose address is at 1980 Festival Plaza Dr. Suite 530, Las Vegas NV 89135 (Tel: (702) 629-1883).

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC

Overview

Through our wholly-owned subsidiary, Million Place, we are presently engaged in the development and management of commercial real estate assets in cooperation with our joint venture partner, Xiushan Qin in Yulong Pump. As we have not been successful in raising significant capital to carry out our business plans, we have not begun operations and are presently a “shell” company.

Our current business activities are governed by a joint venture contract dated May 22, 2014 between Million Place and Xiushan Qin pursuant to which states that we intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place is solely responsible for all operations and management of the joint venture and has the exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.

In the meantime, our management has been analyzing the various alternatives available to ensure our survival and to preserve our shareholder’s investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business objective of developing and managing Yulong Pump’s Wuchuan and Wulanteqianqi properties, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Estimated Funding Required During the Next 12 Months

Expense	Amount
Exercise of Option to acquire 2% (51% in the aggregate) of Inner Mongolia Yulong Pump and Boiler Production Company Limited.	$97,000
Consulting Fees for Research and Development	100,000
Management Consulting Fees	140,000
Professional fees	140,000
Other general administrative expenses	100,000
Total	$577,000

We will require funds of approximately $577,000 over the next twelve months to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will secure any additional financing or maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

We have incurred a net loss of $375,749 for the year ended December 31, 2015 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014 which are included herein.

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Consulting fees	$23,425	$41,704
Management fees	282,679	280,979
Legal and accounting	49,985	105,409
Bad debt expenses	4,290	1,425,000
General and administrative	15,370	2,648
Other (income) expense, net	-	(3,751)
Loss from operations	375,749	1,851,989
Losses from equity investment	-	2,146,899
Net loss	$375,749	$3,998,888

Operating expenses for the year ended December 31, 2015 were $375,749 compared with $1,851,989 for the year ended December 31, 2014. The $1,476,240  decrease in operating expenses was mainly attributed to decreases in consulting fees, legal and accounting fees and bad debt expense in the amount of $1,425,000. We also incurred $2,146,899 in losses from equity investment in 2014.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2015	As at December 31, 2014
Total current assets	$-	$6,946
Total liabilities	952,677	2,078,374
Working capital deficit	952,677	2,071,428

Cash Flows

	Year ended December 31, 2015	Year ended December 31, 2014
Net cash used in operating activities	$(34,233)	$(441,031)
Net cash used in investing activities	Nil	(1,425,000)
Net cash provided by financing activities	27,287	1,872,977
Net (decrease) increase in cash and cash equivalents	(6,946)	6,946

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2015, our total current assets were $0 and our total current liabilities were $952,677. We had cash of $0 as of December 31, 2015 and a working capital deficit of $952,677.

During the year ended December 31, 2015 we spent $34,233 on operating activities, whereas we spent $441,031 on operating activities during the year ended December 31, 2014. The $406,798 decrease in cash used by operating activities during fiscal 2015 as compared to fiscal 2014 resulted primarily from a decrease in general and administrative fees, and loss from equity investment.

During the year ended December 31, 2015 we spent $nil on investing activities compared to cash outflow of $1,425,000 during the year ended December 31, 2014.

During the year ended December 31, 2015, $27,287 was provided by financing activities compared to $1,872,977 provided by financing activities during the year ended December 31, 2014. During fiscal 2014 we received funds of $1,845,690 pursuant to the sale of our common stock. During fiscal 2015 we did not sell any shares of our common stock.

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

Business Combinations

We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method (“Pooling-of-Interest”) when the combination is with a business under common control with us by our majority shareholder.

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2015, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended December 31, 2015, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company’s financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) .. Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Asia Pacific Boiler Corporation

We have audited the accompanying consolidated balance sheet of Asia Pacific Boiler Corporation and its subsidiary (“the Company”) as of December 31, 2015, and the related consolidated statement of operations, cash flows and changes in stockholders’ deficit for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China

August 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Asia Pacific Boiler Corporation

We have audited the accompanying consolidated balance sheets of Asia Pacific Boiler Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
April 15, 2015

ASIA PACIFIC BOILER CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$6,946

Total current assets	$-	$6,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,926	$18,103
Common stock to be issued	-	1,494,500
Accounts payable to a related party	845,225	504,532
Advanced from a related party	88,526	61,239

Total current liabilities	952,677	2,078,374

TOTAL LIABILITIES	952,677	2,078,374

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 and 39,300,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	393	393
Common stock to be issued	1,494,500	-
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(4,730,540)	(4,354,791)

Total stockholders’ deficit	(952,677)	(2,071,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	6,946

See accompanying notes to consolidated financial statements.

ASIA PACIFIC BOILER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2015	2014

REVENUE	$-	$-

COSTS AND EXPENSES:
Consulting fees	23,425	41,704
Management fees	282,679	280,979
Legal and accounting	49,985	105,409
General and administrative	19,660	1,423,897
Total operating expenses	375,749	1,851,989

LOSS FROM OPERATIONS	(375,749)	(1,851,989)

Losses from equity investment	-	(2,146,899)

NET LOSS	$(375,749)	$(3,998,888)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.12)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	32,663,014

See accompanying notes to consolidated financial statements.

ASIA PACIFIC BOILER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(375,749)	$(3,998,888)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from equity investment	-	2,146,899
Bed debt expenses	4,290	1,425,000
Change in operating assets and liabilities:
Other receivable	(4,290)	-
Accounts payable, net	341,516	(14,042)
Net cash used in operating activities	(34,233)	(441,031)

Cash flows from investing activities:
Other receivable from a related party	-	(1,425,000)
Net cash used in investing activities	-	(1,425,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,494,811
Proceeds from accounts payable to a related party	-	348,724
Proceeds from advances from related parties	27,287	29,442
Net cash provided by financing activities	27,287	1,872,977

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,946)	6,946

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,946	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$6,946

See accompanying notes to consolidated financial statements.

ASIA PACIFIC BOILER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock to	Additional capital	Deficit	Total stockholders’ equity
	Shares	Amount	be issued	Paid-in	Accumulated	(deficit)

Balance as of January 1, 2014	31,800,000	318	-	2,282,734	(355,903)	1,927,149
Shareholder contribution	-	-	-	311	-	311
Capital transaction under common control	7,500,000	75	-	(75)	-	-
Net loss	-	-	-	-	(3,998,888)	(3,998,888)
Balance as of December 31, 2014	39,300,000	393	-	2,282,970	(4,354,791)	(2,071,428)

Reclassification to equity	-	-	1,494,500	-	-	1,494,500
Net loss	-	-	-	-	(375,749)	(375,749)

Balance as of December 31, 2015	39,300,000	393	1,494,500	2,282,970	(4,730,540)	(952,677)

See accompanying notes to consolidated financial statements.

ASIA PACIFIC BOILER CORPORATION
(FKA PANAMA DREAMING INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1. ORGANIZATION AND BUSINESS BACKGROUND

Asia Pacific Boiler Corporation (“Asia Pacific” or the “Company” or “we” or “us” or “PADR”), have been prepared in accordance with accounting principles generally accepted in the United States of America. Asia Pacific was incorporated in Nevada on June 23, 2011 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Panama.

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. These financial statements and this Form 10-K for the period ended December 31, 2015.

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

Pursuant to a share transfer agreement dated December 3, 2012, Million Place acquired from John Gong, our director and officer, a 49% equity interest in Yulong Pump. Million Place has never had any operations and its primary undertaking is to be a holding company for its equity interests in Yulong Pump.

Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”)

Yulong Pump was incorporated on October 6, 1998 under the laws of the PRC to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company with a registered capital of RMB30 million (approximately $4,839,181). In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise its registered capital from RMB30 million to RMB600 million (approximately $96,783,624). This was approved in November 2013. In 2013, Yulong Pump raised RMB 188,355,325 ($31,114,083) from a capital contribution from its president and chief executive officer, Xiushan Qin.

In 1998, Yulong Pump paid a total of RMB 799,000 or $131,985 to acquire land use rights in Wuchuan, Inner Mongolia, for the purposes of establishing a manufacturing facility. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia. In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure. The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs. The Wuchuan property is located in the city center of Wuchuan, a suburb of Hohhot and Yulong Pump intends to explore the potential for commercial development of this land. Preliminary verbal discussions with the local Wuchuan land bureau indicates the possibility for land conversion from industrial to commercial and residential.

On August 5, 2013, Yulong Pump entered into real estate sales contracts with Wulanteqianqi Hua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights to the third, fourth and fifth floors of a 6-story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet. Yulong Pump paid RMB 188,355,325 (approximately $31,114,083) in consideration of the land use rights. Yulong Pump plans to raise another RMB30 million to renovate this property in order to lease it. The land use rights for this Wulanteqianqi expires September 15, 2080.

Since the termination of its water pump manufacturing operations, Yulong Pump’s focus is now to raise significant capital to develop and manage its real estate assets.

Business

Through our wholly-owned subsidiary, Million Place, we are presently engaged in the development and management of commercial real estate assets in cooperation with our joint venture partner, Xiushan Qin in Yulong Pump.

Our current business activities are governed by a joint venture contract dated May 22, 2014 between Million Place and Xiushan Qin pursuant to which states that we intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate. Pursuant to the joint venture contract, Million Place is solely responsible for all operations and management of the joint venture and has the exclusive authority to enter into agreements on behalf of the joint venture. Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.

In the meantime, our management has been analyzing the various alternatives available to ensure our survival and to preserve our shareholder’s investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business objective of developing and managing Yulong Pump’s Wuchuan and Wulanteqianqi properties, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Description of subsidiary and associate

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Million Place Investments Limited	British Virgin Island	Investment holding	10,000 ordinary shares at US$1	100%

Inner Mongolia Yulong Pump Production Company Limited	The PRC, a limited liability company	Manufacture of water pump systems	RMB30,000,000	49%

The Company and its subsidiary are hereinafter referred to as (the “Company”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements include the financial statements of PADR and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. $2,146,899 impairment losses were recognized by the investment in an associate during the year ended December 31, 2014. As at December 31, 2015, the investment in an associate was reduced to zero.

Business Combinations

We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations , we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method (“Pooling-of-Interest”) when the combination is with a business under common control with us by our majority shareholder.

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2015 and 2014, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Asia Pacific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2015, there were no cash and cash equivalents.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending December 31, 2015 and 2014.

Income taxes are determined in accordance with the provisions of ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and convertible promissory notes): cash and cash equivalents, accounts payable, accounts payable to a related party and advance from a related party approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and short-term bank borrowing approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recently Issued Accounting Pronouncements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company’s financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) .. Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

NOTE 3. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2015, the Company has not generated revenues and has accumulated losses of $4,730,540 since inception. The Company has suffered from continuous losses with a net loss of $375,749 for the year ended December 31, 2015 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2016 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4. INVESTMENT IN AN ASSOCIATE

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of December 31, 2015. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

As of December 31, 2015 and December 31, 2014, the carrying value of the Company’s investment in Yulong Pump amounted to $0 and $0, respectively. Investment loss from Yulong Pump amounted $0 and $2,146,899 for the years ended December 31, 2015 and 2014, respectively. The investment loss is mainly attributable to impairment of the long-lived assets in Yulong Pump.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2015 and December 31, 2014, other receivable from a related party amounted to $0 and $0. During the year ended December 31, 2014, the Company lent $1,425,000 to Hohhot Devotion Boiler and is interest free, due on demand, and with no collateral. Full amount was written off to bad debt expenses due to uncertainty of collectability.

As of December 31, 2015 and December 31, 2014, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526 and $61,239, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of December 31, 2015 and December 31, 2014, accounts payable to a related party, G Capital Limited, amounted $755,873 and $504,532, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

As of December 31, 2015 and December 31, 2014, accounts payable to a related party, Asia Capital Resources Holdings Ltd, amounted $89,352 and $0, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of Asia Capital Resources Holdings Ltd.

On August 5, 2014, the Company acquired Million Place, a related party under common control. Accordingly, in accordance with ASC Topic 805, with respect to business combination for transactions between entities under common control, the merger has been accounted for using Pooling-of-Interest with no adjustment to the historical basis of the Million Place or the Company. The balance sheets, statement of operations and statement of cash flows for Million Place have therefore been included in all period presented as if we had been combined at all times the entities were under common control.

NOTE 6. STOCKHOLDER’S DEFICIT

During the year ended December 31, 2014, the Company entered into the below share subscription transactions.

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

Total shares to be issued amounted to $1,494,500 and $0 as of December 31, 2015 and 2014, respectively, which was treated as capital transaction and reclassified under stockholders’ deficit.

As of December 31, 2015 and 2014, the Company had no shares of its preferred stock issued and outstanding.

As of December 31, 2015 and 2014, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

NOTE 7. INCOME TAXES

The income tax expense in the consolidated statements of operations consisted of:

For the Years ended December 31,
	2015	2014

United States Enterprise Income Tax	$-	$-
BVI Enterprise Income Tax	-	-
Income taxes, net	$-	$-

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

As of December 31, 2015, the operations in the United States of America incurred $4,728,977 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,607,852 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	December 31, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$1,607,852	$237,578
Valuation allowance	(1,607,852)	(237,578)
Net deferred tax assets	$-	$-

NOTE 8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014

Net loss attributable to common shareholders	$(375,749)	$(3,998,888)

Weighted average common shares outstanding – Basic and diluted	39,300,000	32,663,014

Net loss per share – Basic and diluted	$(0.01)	$(0.12)

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of December 31, 2015, there were no commitments and contingencies involved.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 21, 2018, the Company’s board of directors (the “Board”) appointed HKCMCPA Company Limited (“HKCMCPA”) as our new independent registered public accounting firm, effective May 21, 2018. During the two most recent fiscal years and through the date of our engagement, we did not consult with HKCMCPA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of HKCMCPA as the Company’s new independent registered public accounting firm, the Board considered all these relevant factors.

Also on May 21, 2018, we dismissed Anton & Chia, LLP (“A&C”) as our independent registered public accounting firm. A&C has not audited and reported on the Company’s financial statements for the year ended December 31, 2015 through date of termination. The decision to change the independent accountant was approved by our Board of Directors on May 21, 2018.

During our two most recent fiscal years and through the date of this report, we have had no disagreements with A&C, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of A&C, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the “SEC”).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for us. Our nternal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s Chief Executive Officer (who is also our Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors. All our officers and directors are is resident outside the United States and therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the United States courts.

Name	Position Held with our Company	Age	Date First Elected or Appointed
John Gong Chin Ong (John Gong)	Chairman, Chief Executive Officer and Director	49	September 24, 2012
Yang Chin Yang (Simon Yang)	Chief Financial Officer, Treasurer and Director	62	November 22, 2012
Philip Kwan Swee Seng	Secretary	65	September 15, 2014

John Gong Chin Ong (John Gong) – Chairman, Chief Executive Officer and Director

John Gong was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 30, 2012, he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and was appointed as Chairman. On September 15, 2014 Mr. Gong was re-appointed as our Chief Executive Officer.

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

Besides being involved in managing the funds and advising clients on various investments and mergers / acquisitions, he has also written several articles on the economic and investment environment for Asia, on behalf of the bank in its Monthly Economic Review, and other publications for use by the bank’s relationship managers and clients. The Singapore newspaper, Straits Times, has quoted some of his views and comments.

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

Philip Kwan Swee Seng – Secretary

Philip Kwan Swee Seng was appointed as Secretary of our company on September 15, 2014. Mr. Philip Kwan, is a marketing and human resources management specialist with over 30 years’ experience working in Asia and abroad. Mr. Kwan has worked as Human Resource Manager since 1974 and he has worked for various multinational corporations such as Murata Electronics, Tomy Toy, Yamashina Seiko-sho and Showa Plastics. In 1995, he established Total Asia Pacific Marketing Pty. Ltd. in Australia, and was the Managing Director of that company, which was engaged in marketing finished non-ferrous metal production from Australia to Singapore and the other south Asian countries until 2005. In 1998, he established James Walker Singapore Pte. Ltd. for James Walker Group of Companies from the UK and held the position of Finance Director until 2006. Since 2007, he has served as the Regional HR Manager of the publicly listed company Teledata Singapore Ltd., where he is responsible for the company’s administrative and HR management of the regional offices in the Asian Region. Prior to his management career, Mr. Kwan served a three year tour of duty as a logistic officer with a rank of lieutenant in the Singapore Armed Forces, and 1 year in the Ministry of Defense as a Defense Executive officer.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our Board believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing and real estate development and management are the core focus of our business and therefore, the Board believes that marketing and and real estate development and management should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer and Chairman, Mr. Joh Gong has extensive experience and success with capital raising and investment banking and accordingly, we believe that Mr. Gong is well-equipped and qualified to be our Chairman and Chief Executive Officer. Our entire Board has overall responsibility for risk oversight including related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Director Independence

None of our directors hold any directorships in other reporting companies and and none of them qualifies as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Conflicts of Interest

There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Committees of the Board

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests may be sent in writing to: 3 KeZhen Industrial Street, Wuchun District, Hohhot, People Republic of China

Disclosure Committee and Charter

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

We currently do not have nominating or compensation committee or committees performing similar functions nor do we have a written nominating or compensation charter. Our Board of Directors believe that it is not necessary to have such committees, at this time, because we are still a shell company without operations and the functions of such committees can be adequately performed by the Board of Directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Mr. John Gong, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Asia Pacific Boiler Corporation and its subsidiary, Million Place Investments Ltd in the fiscal years ended December 31, 2015 and December 31, 2014 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
John Gong Chin Ong (1) Chairman, Chief Executive Officer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Xiushan Qin (2) Former President, Chief Executive Officer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Yang Chin Leong (3) Chief Financial Officer, Treasurer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Philip Kwan Swee Seng (4) Secretary	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Hogan Zhang (5) Former Secretary	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	John Gong Chin Ong was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 22, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed as Chief Executive Officer.
(2)	Xiushan Qin was appointed as our President and Chief Executive Officer on November 22, 2012 and as a director on March 18, 2014. On September 15, 2014 Mr. Qin resigned as President, chief executive officer and director of our company.
(3)	Yang Chin Leong was appointed as our Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed as a director.
(4)	Philip Kwan Swee Seng succeeded Hogan Zhang as our Secretary and Treasurer on September 15, 2014.
(5)	Hogan Zhang was our Secretary from March 18, 2014 through September 15, 2014.

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

Stock Options/SAR Grants

During our fiscal year ended December 31, 2015, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2015.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934 , as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Director Compensation

We do not pay any compensation to our sole director at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 9, 2016, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
John Gong Chin Ong (John Gong) (2) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People Republic of China	Common	25,000,000	63.61%
Yang Chin Leong (Simon Yang) (3) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil
Philip Kwan Swee Seng (4) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People Republic of China	Common	Nil	Nil
Directors and Officers as a group	Common	25,000,000	63.61%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2016. As of April 9, 2016, there were 39,300,000 shares of our company’s common stock issued and outstanding.

(2)	John Gong Chin Ong (John Gong) was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 30, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed Chief Executive Officer of our company.

(3)	Yang Chin Leong (Simon Yang) was appointed Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed a director .

(4)	Philip Kwan Swee Seng was appointed as our Secretary on September 15, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

As of December 31, 2015 and December 31, 2014, other receivable from a related party amounted to $0 and $0, respectively. During the year ended December 31, 2014, we lent $1,425,000 to Devotion Boiler for restructuring purposes, which is interest free, due on demand, and with no collateral. Full amount was written off to bad debt expenses due to uncertainty of collectability and failure to complete the restructure.

As of December 31, 2015 and December 31, 2014, advances from our Chairman, Chief Executive Officer and director, John Gong, amounted to $88,526 and $61,239, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of December 31, 2015 and December 31, 2014, accounts payable to a related party, G Capital Limited, amounted $755,873 and $504,532, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

As of December 31, 2015 and December 31, 2014, accounts payable to a related party, Asia Capital Resources Holdings Ltd, amounted $89,352 and $0, respectively. The payable is for providing management services to the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with two directors, namely John Gong Chin Ong and Yang Chin Leong. We have determined that neither of them is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire Board of Directors acts in such capacities. We believe that the members of our Board of Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent director who qualifies as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

On May 21, 2018, we appointed HKCMCPA Company Limited (“HKCMCPA”) as our new independent registered public accounting firm, effective May 21, 2018. During the two most recent fiscal years and through the date of our engagement, we did not consult with HKCMCPA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of HKCMCPA as the Company’s new independent registered public accounting firm, the Board considered all these relevant factors.

Also on May 21, 2018, we dismissed Anton & Chia, LLP (“A&C”) as our independent registered public accounting firm. A&C has not audited and reported on the Company’s financial statements for the year ended December 31, 2015 through date of termination. The decision to change the independent accountant was approved by our Board of Directors on May 21, 2018.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	Anton & Chia LLP	Anton & Chia LLP
Audit Fees	$33,733.40	$65,056.00
Audit Related Fees	-	$6,130.00	*
Tax Fees		-
All Other Fees		-
Total	$33,733.40	$71,186.00

*Travel reimbursement.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated August 5, 2014 among Asia Pacific Boiler Corporation, Million Place Investments Limited, and the shareholders of Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.5	Certificate of Incorporation of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.6	Articles of Association of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)
10.2	Share Transfer Agreement dated December 3, 2012 between Million Place Investments Limited, and Gong Chin Ong (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.3	Share Sale and Purchase Agreement (Option Agreement) dated April 25, 2014 between Million Place Investments Limited and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.4	Joint Venture Agreement dated May 22, 2014 between Million Place Investments and Yulong Pump. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

Exhibit Number	Description
10.5	Warranty Deed between Yulong Pump and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.6	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.7	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.8	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.9	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated August 5, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on September 2, 2014)
10.10*	Lease Agreement between Inner Mongolia Yatai Boiler Co. Ltd and Asia Pacific Boiler Corporation
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(21)	Subsidiaries of the Registrant
21.1	Million Place Investments Limited, a British Virgin Islands corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PACIFIC BOILER CORPORATION

Dated: August 9, 2018	By:	/s/ John Gong Chin Ong
	Name:	John Gong Chin Ong
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ John Gong Chin Ong	Chief Executive Officer and Director	August 9, 2018
John Gong Chin Ong	(Principal Executive Officer)

/s/ Yang Chin Leong	Chief Financial Officer and Director	August 9, 2018
Yang Chin Leong	(Principal Financial and Accounting Officer)

