Form 10-Q
period 2016-03-31
WUNONG ASIA PACIFIC Co Ltd
filed 2018-08-27
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   333-176312

WUNONG ASIA PACIFIC CO. LTD.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 KeZhen Industrial Street, Wuchun District, Hohhot, People Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

+852-3875-3362

(Registrant’s telephone number, including area code)

ASIA PACIFIC BOILER CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 27, 2018, there were 39,300,000 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q

WUNONG ASIA PACIFIC CO. LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WUNONG ASIA PACIFIC CO. LTD.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Audited)	2

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2016 and 2015	3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015	4

Notes to Condensed Consolidated Financial Statements	5 – 10

WUNONG ASIA PACIFIC CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$27,926	$18,926
Amounts due to related parties	923,327	845,225
Amount due to a director	88,526	88,526

Total current liabilities	1,039,779	952,677

TOTAL LIABILITIES	1,039,779	952,677

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(4,817,642)	(4,730,540)

Total stockholders’ deficit	(1,039,779)	(952,677)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2016	2015

REVENUE	$-	$-

COSTS AND EXPENSES:
Management fees	48,931	48,667
Legal and accounting	11,297	29,019
General and administrative	26,874	8,631
Total operating expenses	87,102	86,317

LOSS FROM OPERATIONS	(87,102)	(86,317)

Losses from equity investment	-	-

NET LOSS	$(87,102)	$(86,317)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	39,300,000

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(87,102)	$(86,317)
Change in operating assets and liabilities:
Accrued liabilities and other payable	9,000	28,461
Amounts due to related parties	78,102	48,668
Net cash used in operating activities	-	(9,188)

Cash flows from financing activities:
Advance from a director	-	6,558
Net cash provided by financing activities	-	6,558

Effect on exchange rate change on cash and cash equivalents	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(2,630)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	6,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$4,316

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE – 2 ORGANIZATION AND BUSINESS BACKGROUND

Wunong Asia Pacific Co. Ltd. (“Asia Pacific” or the “Company” or “we” or “us” or “PADR”) was incorporated in Nevada on June 23, 2011.

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

NOTE – 3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $4,817,642 as of March 31, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of Asia Pacific and its wholly-owned subsidiary which represent substantially all of the Company’s consolidated assets and liabilities. All significant inter-company accounts and transactions were eliminated in consolidation.

●	Investment in an associate

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of March 31, 2016. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the three months ended March 31, 2016.

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

There were no potentially outstanding dilutive shares for the three months ended March 31, 2016 and 2015.

●	Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 5 STOCKHOLDERS’ DEFICIT

As of March 31, 2016 and December 31, 2015, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

NOTE – 6 INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2016 and 2015 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

Asia Pacific is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as Asia Pacific has generated no taxable income for the periods presented. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the period presented.

As of March 31, 2016, the Company incurred $4,816,079 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,637,467 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

During the three months ended March 31, 2016, the valuation allowance increased by $29,615, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE – 7 RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, amounts due to related companies, amounted $923,327 and $845,225, respectively. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder.

As of March 31, 2016, and December 31, 2015, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of March 31, 2016, there were no commitments and contingencies involved.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

During the period, the Company had the below subsequent event.   On July 12, 2018, the Company filed a certificate of amendment to its articles of incorporation with the Nevada Secretary of State to change its company name to “Wunong Asia Pacific Company Limited”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report consists of three parts: management’s discussion and analysis (this section), the basic Financial Statements, and the Notes to the Financial Statements. The basic financial statement includes the series of financial statements. Certain statements, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and assumptions are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Wunong Asia Pacific Co. Ltd. and our wholly-owned subsidiary, Million Place Investments Ltd., a British Virgin Islands corporation, unless otherwise indicated.

The Statement of Net Assets and the Statement of Activities

Our analysis of the Wunong Asia Pacific Co. Ltd. and about its activities include all assets and liabilities using accrual basis of accounting, which is like the accounting used by the most private-sector companies. All the current year of expenses are considered regardless of when cash is paid.

These two statements report the Wunong Asia Pacific Co. Ltd.’s liabilities and changes in them. You can think of the Wunong Asia Pacific Co. Ltd.’s liabilities, as one way to measure the Wunong Asia Pacific Co. Ltd.’s financial position. Over time, the decreases in the Wunong Asia Pacific Co. Ltd.’s net assets are one indicator its financial health is deteriorating.

Overview

We were incorporated in Nevada on June 23, 2011, to originally engage in the business of real estate investment consulting with respect to properties located in Panama.

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Wunong Asia Pacific Co. Ltd.”, to be effective by way of a merger with our wholly-owned subsidiary Wunong Asia Pacific Co. Ltd., which was created solely for the name change.

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

Through our wholly-owned subsidiary, Million Place, we are presently engaged in the development and management of two pieces of commercial real estate assets in cooperation with our joint venture partner, Xiushan Qin in Yulong Pump. As we have not been successful in raising significant capital to carry out our business plans, we have not begun operations and are presently a “shell” company.

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

In the meantime, our management has been analyzing the various alternatives available to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business objective of developing and managing Yulong Pump’s Wuchuan and Wulanteqianqi properties, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our prospects for our business are not good without further financing. We believe that we will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level enough for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

In implementing our plan, we maintained our current activities and businesses. We still had no revenue and therefore, our net loss remains largely unchanged from $86,317 for the three months ended March 31, 2015 to a net loss of $87,102 for the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

As of the end of the quarter covered by this report, we conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016:

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”);

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2 002 **+
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **+

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WUNONG ASIA PACIFIC CO. LTD.

Dated: August 27, 2018	By:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: August 27, 2018	By:	/s/ Chin Leong Yang
Chin Leong Yang
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

