Form 10-Q
period 2016-09-30
WUNONG ASIA PACIFIC Co Ltd
filed 2018-08-27
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

WUNONG ASIA PACIFIC CO. LTD.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Audited)	2

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015	3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015	4

Notes to Condensed Consolidated Financial Statements	5 – 10

WUNONG ASIA PACIFIC CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$31,926	$18,926
Amounts due to related parties	1,045,412	845,225
Amount due to a director	88,526	88,526

Total current liabilities	1,165,864	952,677

TOTAL LIABILITIES	1,165,864	952,677

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(4,943,727)	(4,730,540)

Total stockholders’ deficit	(1,165,864)	(952,677)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$	$-

COSTS AND EXPENSES:
Management fees	52,866	57,839	149,353	213,440
Legal and accounting	2,000	1,618	34,747	47,758
Bad debts expenses	-	4,290	-	4,290
General and administrative	940	5,124	29,087	33,627
Total operating expenses	55,806	68,871	213,187	299,115

LOSS FROM OPERATIONS	(55,806)	(68,871)	(213,187)	(299,115)

Income tax expense	-	-	-	-

NET LOSS	$(55,806)	$(68,871)	(213,187)	(299,115)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)	(0.01)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	$39,300,000	$39,300,000	39,300,000	$39,300,000

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(213,187)	$(299,115)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expenses	-	4,290
Change in operating assets and liabilities:
Other receivable	-	(4,290)
Accrued liabilities and other payable	13,000	58,526
Amounts due to related parties	200,187	-
Net cash used in operating activities	-	(240,589)

Cash flows from financing activities:
Advances from related parties	-	157,068
Advance from a director	-	76,575
Net cash provided by financing activities	-	233,643

Effect on exchange rate change on cash and cash equivalents	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(6,946)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	6,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $4,943,727 as of September 30, 2016 and experienced no cash flows from operations. The continuation of the Company as a going concern through September 30, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of September 30, 2016. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the three and nine months ended September 30, 2016.

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

For the three and nine months ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three and nine months ended September 30, 2016 and 2015.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

NOTE – 5 STOCKHOLDERS’ DEFICIT

As of September 30, 2016 and December 31, 2015, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

NOTE – 6 INCOME TAXES

The Company generated an operating loss for the three and Nine months ended September 30, 2016 and 2015 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of September 30, 2016, the Company incurred $4,942,164 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,680,336 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

During the nine months ended September 30, 2016, the valuation allowance increased by $72,484, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE – 7 RELATED PARTY TRANSACTIONS

As of September 30, 2016 and December 31, 2015, amounts due to related companies, amounted $1,045,412 and $845,225, respectively. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder.

As of September 30, 2016 and December 31, 2015, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of September 30, 2016, there were no commitments and contingencies involved.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

In the meantime, our management has been analyzing the various alternatives available to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business objective of developing and managing Yulong Pump’s Wuchuan and Wulanteqianqi properties, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.Our management has started to reduce the overhead and expenses because of the expected slow progress in implementing our businesses, especially in the manufacture of industrial boilers, industrial water pumps and accessories, and the provision of consultancy services for the design of boiler systems being undertaken by our local Chinese joint venture. We do not expect a quick improvement in the business environment for these activities and are also looking to reduce the operational overheads and expenses in the short term while looking for joint venture partners or property developers for our real estate property developments.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

We had no revenue and our net loss continued to narrowed significantly for the three months ended September 30, 2016, to $55,805, compared with a net loss of $68,871 for the three months ended September 30, 2015. The much lower net loss is because of a major reduction in operational overheads and expenses related to our plan to expand our manufacturing of industrial boilers and water pumps undertaken through our joint venture.

Comparison of Nine Months Ended September 30, 2016 and 2015

We had no revenue and our net loss narrowed significantly for the nine months ended September 30, 2016, to $213,187, compared with a net loss of $299,115 for the nine months ended September 30, 2015. The much lower net loss is because of a major reduction in operational overheads and expenses related to our plan to expand our manufacturing of industrial boilers and water pumps undertaken through our joint venture.

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

