Form 10-K
period 2016-12-31
WUNONG ASIA PACIFIC Co Ltd
filed 2018-08-29
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number 333-176312

WUNONG ASIA PACIFIC COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

+86-755-85250400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes ☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,290,000 based upon the last sales price of the common stock of $0.30 per share on April 1, 2016 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

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

The number of shares of common stock, par value $0.01 outstanding as of August 29, 2018 is 39,300,000.

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

On November 6, 2014, we changed our fiscal year end to December 31 from June 30. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited”.

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

Our statutory registered agent in Nevada is National Registered Agents Inc. of Nevada located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business address is 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China.

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

Below is a diagrammatic representation of our present corporate structure:

*	Million Place Investments Limited has an option to purchase an additional 2% equity interest in Inner Mongolia Yulong Pump Production Company Limited for a purchase price of approximately $96,278, thus potentially increasing its equity stake in Inner Mongolia Yulong Pump Production Company Limited to 51%.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, establishes a class of company called a “smaller reporting company,” which generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2016, we qualify as both an emerging growth company and a smaller reporting company.

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

Employees

As of December 31, 2016, we only have two employees, namely our Chief Executive Officer, Mr. John Gong Chin Ong and our Chief Financial Officer, Mr. Chin Leong Yang. Each of our officers provides his services without remuneration on an as-needed basis. We intend to hire additional employees on an as needed basis.

Item 1A. Risk Factors

Risks Related To Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2016, we have incurred net losses of $267,954. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of customers’ expectations and demands when purchasing/leasing real estate, and the level of competition and general economic conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “PADR” on the OTC Pink operated by OTC Markets Group, Inc.  They began trading on the then Over-the-Counter Bulletin Board on June 26, 2012. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited”.

There has been very little trade in our shares of common stock in fiscal 2016 and 2015. The table below presents the high and low bid for our common stock for each quarter from January 1, 2015 through December 31, 2016. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2015	High	Low
1st Quarter	$1.50	$-
2nd Quarter	$-	$-
3rd Quarter	$-	$-
4th Quarter	$0.51	$-

Year ended December 31, 2016	High	Low
1st Quarter	$0.30	$-
2nd Quarter	$0.30	$-
3rd Quarter	$-	$-
4th Quarter	$-	$-

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

Holders of Our Common Stock

As of March 30, 2017, there were 39 holders of record of our common stock. As of such date, 39,300,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Stock Option and Warrants

None.

Repurchase of Equity Securities by Wunong Asia Pacific Company Limited and Affiliated Purchasers

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

We have incurred a net loss of $267,954 for the year ended December 31, 2016 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 which are included herein.

Our operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Consulting fees	$-	$23,425
Management fees	196,486	282,679
Legal and accounting	41,747	49,985
Bad debt expenses	-	4,290
General and administrative	29,721	15,370
Loss from operations	267,954	375,749
Losses from equity investment	-	-
Net loss	$267,954	$375,749

Operating expenses for the year ended December 31, 2016 were $267,954 compared with $375,749 for the year ended December 31, 2015. The $107,795  decrease in operating expenses was mainly attributed to decreases in consulting fees, legal and accounting fees and bad debt expenses.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2016	As at December 31, 2015
Total current assets	$-	$-
Total liabilities	1,220,631	952,677
Working capital deficit	1,220,631	952,677

Cash Flows

	Year ended December 31, 2016		Year ended December 31, 2015
Net cash used in operating activities	$	Nil	$(34,233)
Net cash used in investing activities		Nil	Nil
Net cash provided by financing activities		Nil	27,287
Net decrease in cash and cash equivalents		Nil	(6,946)

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2016, our total current assets were $0 and our total current liabilities were $1,220,631. We had cash of $0 as of December 31, 2016 and a working capital deficit of $1,220,631.

During the year ended December 31, 2016 we spent $nil on operating activities, whereas we spent $34,233 on operating activities during the year ended December 31, 2015. The $34,233 decrease in cash used by operating activities during fiscal 2016 as compared to fiscal 2015 resulted primarily from a decrease in general and administrative fees, and loss from equity investment.

During the year ended December 31, 2016and December 31, 2015 we spent $nil on investing activities.

During the year ended December 31, 2016, $nil was provided by financing activities compared to $27,287 provided by financing activities during the year ended December 31, 2015. During fiscal 2015 we did not sell any shares of our common stock.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2016, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended December 31, 2016, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending December 31, 2016 and 2015.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

WUNONG ASIA PACIFIC COMPANY LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wunong Asia Pacific Company Limited

We have audited the accompanying consolidated balance sheets of Wunong Asia Pacific Company Limited and its subsidiary (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred continuous losses and accumulated deficits, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

August 29, 2018

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong
Tel: (852) 2573 2296 Fax: (852) 3015 3860	http://www.hkcmcpa.us

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2016	2015

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$38,926	$18,926
Amount due to related parties	1,093,179	845,225
Amount due to a director	88,526	88,526

Total current liabilities	1,220,631	952,677

TOTAL LIABILITIES	1,220,631	952,677

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(4,998,494)	(4,730,540)

Total stockholders’ deficit	(1,220,631)	(952,677)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2016	2015

REVENUE	$-	$-

COSTS AND EXPENSES:
Consulting fees	-	23,425
Management fees	196,486	282,679
Legal and accounting	41,747	49,985
General and administrative	29,721	19,660
Total operating expenses	267,954	375,749

LOSS FROM OPERATIONS	(267,954)	(375,749)

Income tax expenses	-	-

NET LOSS	$(267,954)	$(375,749)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	39,300,000

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(267,954)	$(375,749)
Adjustments to reconcile net loss to net cash provided by operating activities
Bed debt expenses	-	4,290
Change in operating assets and liabilities:
Other receivable	-	(4,290)
Accrual liabilities and other payable	20,000	341,516
Amounts due to related parties	247,954	-
Net cash used in operating activities	-	(34,233)

Cash flows from financing activities:
Proceeds from advances from related parties	-	27,287
Net cash provided by financing activities	-	27,287

Effect on exchange rate change on cash and cash equivalents	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(6,946)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	6,946

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated	Total stockholders’
	Number of shares	Amount	to be issued	paid-in capital	deficit	deficit

Balance as of January 1, 2015	39,300,000	393	-	2,282,970	(4,354,791)	(2,071,428)

Reclassification to equity	-	-	1,494,500	-	-	1,494,500
Net loss for the year	-	-	-	-	(375,749)	(375,749)
Balance as of December 31, 2015	39,300,000	393	1,494,500	2,282,970	(4,730,540)	(952,677)

Net loss for the year	-	-	-	-	(267,954)	(267,954)

Balance as of December 31, 2016	39,300,000	393	1,494,500	2,282,970	(4,998,494)	(1,220,631)

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Wunong Asia Pacific Company Limited (fka Panama Dreaming Inc. and Asia Pacific Boiler Corp.) (“Asia Pacific” or the “Company” or “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America. Asia Pacific was incorporated in Nevada on June 23, 2011 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Panama.

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. These financial statements and this Form 10-K for the period ended December 31, 2016. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited”.

Merge with Million Place Investments Ltd.

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place Investments Ltd. (“Million Place”) and the shareholders of Million Place.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 10,000 of the issued and outstanding shares of Million Place’s common stock in exchange for the issuance by our company of 7,500,000 shares of our common stock to the shareholders of Million Place. As a result of these transactions, Million Place has become our wholly owned subsidiary. We would have 39,300,000 issued and outstanding common shares upon issuance of the 7,500,000 shares of common stock. On November 19, 2015, we authorized and issued the 7,500,000 shares of common stock.

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

On April 25, 2015, Million Place entered into a Share Sale &Purchase Agreement with Qin Xiu Shan, our former President, former Chief Executive Officer and former Director, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate.  The option is perpetual and without provision for termination.  With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

On May 22, 2015, Million Place entered into a Joint Venture Contract with Yulong Pump pursuant to which the companies intend to jointly engage in the manufacture of industrial boilers, the provision of consultancy services for the design of boiler systems, the manufacture of industrial water pumps and accessories, and the acquisition and development of real estate.  Pursuant to the Joint Venture Contract, Million Place will be solely responsible all operations and management of the joint venture and shall have exclusive authority to enter into agreements on behalf of the joint venture.  Million Place will in turn receive compensation for services it provides to the joint venture and shall be entitled to a 49% share of profit generated by the joint venture.  Both Million Place and Yulong Pump shall be entitled to engage in business that is competitive with the joint venture.  Pursuant to the Joint Venture Contract, Yulong Pump has allocated its 143,106 square foot commercial property located in Wulateqianqi, Mongolia to the joint venture operation. That property is currently under construction and is further described below.  Additional assets or operations may be allocated to the joint venture on an ongoing basis. As of today, the joint venture contract has not been completed.

Business of Inner Mongolia Yulong Pump Production Company Limited

Inner Mongolia Yulong Pump Production Company Limited (“Yulong Pump”) was incorporated on October 6, 1998 under the laws of the Peoples’ Republic of China to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In 1998, Yulong Pump paid a total of RMB 799,000 ($131,985) to acquire land use rights in Wuchuan, Inner Mongolia for the purposes of establishing a manufacturing facility where. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia.  In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure.  The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs.  The Wuchuan property, is located in the city centre of Wuchuan, a suburb of Hohhot. Yulong pump intends to explore the potential for commercial development of these lands.  The land use right has not been transferred to Yulong Pump as of December 31, 2016. Yulong Pump has written off the net amount of land use right as of December 31, 2016.

Since the termination of its water pump manufacturing operations, Yulong Pump has engaged in the identification and acquisition of other industrial manufacturing assets, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.

In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company. As a result, the Company has become an entity with the status of a foreign joint venture company with registered capital of RMB30 million (approximately USD4,839,181), which consists of 30 million shares of authorized, issued and outstanding voting common stock with a par value of RMB1.0 per share (USD0.16).

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from RMB30 million to RMB600 million. (approximately USD96,783,624).  This was approved in November 2013.

During the year 2013, Yulong Pump raised RMB188,355,325 (USD31,114,083) as a contribution from its president and CEO, Qin Xiu San.

On August 5, 2013 Yulong Pump entered into Real Estate Sales Contracts (Lease Agreements) with WulateqianqiHua Yuan Real Estate Limited Company pursuant to which Yulong Pump acquired the land use rights, expiring on September 15, 2080, to the third, fourth and fifth floors of a 6 story commercial building under development and located in Wulanteqianqi, Mongolia, China. The leasehold area of the property is approximately 143,106 square feet.  Yulong pump paid RMB188,355,325 (approximately USD31,114,000) in consideration of the land use rights. The property is under construction with completion anticipated by Fall of 2016. The Wulateqianqi property was subsequently allocated to the joint venture between Million Place and Yulong Pump pursuant to the Joint Venture Agreement dated May 22, 2015.  Million Place is therefore responsible for the administration and management of the property and entitled to receive 49% of the joint venture proceeds. The parties intend to lease the facility upon completion of construction and a potential tenant has been identified.

On February 1, 2015, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu San, a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2015 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2015, the warranty deed was extended to October 31, 2015. As at the date of this report, the acquisition has not been completed and our company is seeking a further extension until June 30, 2016.  There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●	Use of estimates

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

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. The Company has provided an impairment loss in full to the investment in an associate 2015. As at December 31, 2016 and 2015, the investment in an associate was reduced to zero.

●	Net loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2016 and 2015, there were no potentially dilutive securities outstanding.

●	Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “ Accounting for Income Taxes ” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending December 31, 2016 and 2015.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

For the years ended December 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company also follows the guidance of the ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting , which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting , which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments . ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory . This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control . The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash . This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2016, the Company has not generated revenues and has accumulated losses of $4,998,494 since inception. The Company has suffered from continuous losses with a net loss of $267,954 for the year ended December 31, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INVESTMENT IN AN ASSOCIATE

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of December 31, 2016 and 2015. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the year ended December 31, 2016 and 2015.

5.	RELATED PARTY TRANSACTIONS

As of December 31, 2016 and December 31, 2015, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526 and $88,526, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of December 31, 2016 and December 31, 2015, amounts due to related companies, amounted $1,093,179 and $845,225, respectively. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder.

6.	STOCKHOLDER’S DEFICIT

As of December 31, 2016 and 2015, the Company had no shares of its preferred stock issued and outstanding.

As of December 31, 2016 and 2015, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

7.	INCOME TAXES

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

As of December 31, 2016, the Company has $4,996,931 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,698,967 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	December 31, 2016	December 31, 2015

Deferred tax assets and liabilities
Net operating loss carryforwards	$1,698,967	$1,607,852
Valuation allowance	(1,698,967)	(1,607,852)
Net deferred tax assets	$-	$-

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015

Net loss attributable to common shareholders	$(267,954)	$(375,749)

Weighted average common shares outstanding – Basic and diluted	39,300,000	39,300,000

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

9.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2016, there were no commitments and contingencies involved.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for us. Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
John Gong Chin Ong (John Gong)	Chairman, Chief Executive Officer and Director	49	September 24, 2012
Chin Leong Yang (Simon Yang)	Chief Financial Officer, Treasurer and Director	62	November 22, 2012
Philip Kwan Swee Seng	Secretary	65	September 15, 2014
Xi Xing Ma	Director	67	February 2, 2016

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

Chin Leong Yang (Simon Yang) – Chief Financial Officer, Treasurer and Director

Chin Leong Yang (Simon Yang) was appointed as Chief Financial Officer, Secretary and Treasurer of our company on November 22, 2012. On March 18, 2014, Mr. Yang resigned as Secretary and was appointed a director of our board of directors.

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

Xi Xing Ma – Director

Since 2000, Xi Xing Ma has served as President, Director, and General Manager of Hohhot Devotion Boiler General Company Private Limited, known as Devotion Boiler. Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China. It is the largest manufacturer of boilers in Inner Mongolia. Mr. Ma has over four decades of industry experience, having begun his career as a technician in 1971, and subsequently progressed through various leadership, sales, and senior management positions with Devotion Boiler and its predecessor companies. He holds a Bachelor’s degree in Mechanical Engineering from China Broadcast and Television University.

We appointed Mr. Ma as our director because of his experience and relationships in the boiler business in Hohhot.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing and real estate development and management are the core focus of our business and therefore, the Board believes that marketing and real estate development and management should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer and Chairman, Mr. John Gong has extensive experience and success with capital raising and investment banking and accordingly, we believe that Mr. Gong is well-equipped and qualified to be our Chairman and Chief Executive Officer. Our entire Board has overall responsibility for risk oversight including related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Director Independence

None of our directors hold any directorships in other reporting companies and other than Xi Xing Ma, none of them qualifies as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests may be sent in writing to: 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China

Disclosure Committee and Charter

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Wunong Asia Pacific Company Limited and its subsidiary, Million Place Investments Ltd in the fiscal years ended December 31, 2016 and December 31, 2015 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
John Gong Chin Ong (1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chairman, Chief Executive Officer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Xiushan Qin (2)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, Chief Executive Officer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chin Leong Yang (3)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Philip Kwan Swee Seng (4)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	John Gong Chin Ong was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 22, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed as Chief Executive Officer.

(2)	Xiushan Qin was appointed as our President and Chief Executive Officer on November 22, 2012 and as a director on March 18, 2014. On September 15, 2014 Mr. Qin resigned as President, chief executive officer and director of our company.

(3)	Chin Leong Yang was appointed as our Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed as a director.

(4)	Philip Kwan Swee Seng succeeded Hogan Zhang as our Secretary and Treasurer on September 15, 2014.

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

Stock Options/SAR Grants

During our fiscal year ended December 31, 2016, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2016.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that except for Mr. Xi Xing Ma, none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934 , as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2017, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
John Gong Chin Ong (John Gong) (2) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	Common	25,000,000	63.61%
Chin Leong Yang (Simon Yang) (3) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil
Philip Kwan Swee Seng (4) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	Common	Nil	Nil
Xi Xing Ma 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China(5)	Common	Nil	Nil
Directors and Officers as a group	Common	25,000,000	63.61%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2017. As of March 30, 2017, there were 39,300,000 shares of our company’s common stock issued and outstanding.

(2)	John Gong Chin Ong (John Gong) was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 30, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed Chief Executive Officer of our company.

(3)	Chin Leong Yang (Simon Yang) was appointed Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed a director.

(4) (5)	Philip Kwan Swee Seng was appointed as our Secretary on September 15, 2014. Xi Xing Ma was appointed director on February 2, 2016.

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

As of December 31, 2016 and December 31, 2015, other receivable from a related party amounted to $0 and $0, respectively. During the year ended December 31, 2014, we lent $1,425,000 to Devotion Boiler for restructuring purposes, which is interest free, due on demand, and with no collateral. Full amount was written off to bad debt expenses due to uncertainty of collectability and failure to complete the restructure.

As of December 31, 2016 and December 31, 2015, advances from our Chairman, Chief Executive Officer and director, John Gong, amounted to $88,526 and $88,526, respectively. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

As of December 31, 2016 and December 31, 2015, accounts payable to a related party, G Capital Limited, amounted $766,822 and $755,873, respectively. The payable is for providing management services to the Company. John Gong is the CEO and a shareholder of G Capital Limited.

As of December 31, 2016 and December 31, 2015, accounts payable to a related party, Asia Capital Resources Holdings Ltd, amounted $326,357 and $89,352, respectively. The payable is for providing management services to the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with three directors, namely John Gong Chin Ong, Chin Leong Yang and Xi Xing Ma. We have determined that only Mr. Ma is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees	$13,000	$13,000
Audit Related Fees	-	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,000	$13,000

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated August 5, 2014 among Asia Pacific Boiler Corporation, Million Place Investments Limited, and the shareholders of Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.5	Certificate of Incorporation of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.6	Articles of Association of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on July 12, 2018)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)
10.2	Share Transfer Agreement dated December 3, 2012 between Million Place Investments Limited, and Gong Chin Ong (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.3	Share Sale and Purchase Agreement (Option Agreement) dated April 25, 2014 between Million Place Investments Limited and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.4	Joint Venture Agreement dated May 22, 2014 between Million Place Investments and Yulong Pump. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

Exhibit Number	Description
10.5	Warranty Deed between Yulong Pump and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.6	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.7	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.8	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.9	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated August 5, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on September 2, 2014)
10.10	Lease Agreement between Inner Mongolia Yatai Boiler Co. Ltd and Asia Pacific Boiler Corporation (incorporated by reference to our Annual Report on Form 10-K filed on August 9, 2018)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(21)	Subsidiaries of the Registrant
21.1	Million Place Investments Limited, a British Virgin Islands corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUNONG ASIA PACIFIC COMPANY LIMITED

Dated: August 29, 2018	By:	/s/ John Gong Chin Ong
	Name:	John Gong Chin Ong
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ John Gong Chin Ong	Chief Executive Officer and Director	August 29, 2018
John Gong Chin Ong	(Principal Executive Officer)

/s/ Chin Leong Yang	Chief Financial Officer and Director	August 29, 2018
Chin Leong Yang	(Principal Financial and Accounting Officer)

/s/ Xi Xing Ma	Director	August 29, 2018
Xi Xing Ma

