Form 10-Q
period 2017-03-31
WUNONG ASIA PACIFIC Co Ltd
filed 2018-09-28
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 28, 2018, there were 39,300,000 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q

WUNONG ASIA PACIFIC CO. LTD.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WUNONG ASIA PACIFIC COMPANY LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Audited)	2

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2017 and 2016	3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016	4

Notes to Condensed Consolidated Financial Statements	5 – 11

WUNONG ASIA PACIFIC COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$40,926	$38,926
Amounts due to related parties	1,162,772	1,093,179
Amount due to a director	88,526	88,526

Total current liabilities	1,292,224	1,220,631

TOTAL LIABILITIES	1,292,224	1,220,631

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(5,070,087)	(4,998,494)

Total stockholders’ deficit	(1,292,224)	(1,220,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2017	2016

REVENUE	$-	$-

COSTS AND EXPENSES:
Management fees	51,349	48,931
Legal and accounting	3,956	11,297
General and administrative	16,288	26,874
Total operating expenses	71,593	87,102

LOSS FROM OPERATIONS	(71,593)	(87,102)

NET LOSS	$(71,593)	$(87,102)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	39,300,000

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(71,593)	$(87,102)
Change in operating assets and liabilities:
Accrued liabilities and other payable	2,000	9,000
Amounts due to related parties	69,593	78,102
Net cash used in operating activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE – 2 ORGANIZATION AND BUSINESS BACKGROUND

Wunong Asia Pacific Company Limited (“Asia Pacific” or the “Company” or “we” or “us” or “PADR”) was incorporated in Nevada on June 23, 2011.

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $5,070,087 as of March 31, 2017 and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of March 31, 2017. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the three months ended March 31, 2017.

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

For the three months ended March 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2017, the Company did not have any significant unrecognized uncertain tax positions.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

There were no potentially outstanding dilutive shares for the three months ended March 31, 2017 and 2016.

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

NOTE – 5 STOCKHOLDERS’ DEFICIT

As of March 31, 2017 and December 31, 2016, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

NOTE – 6 INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2017 and 2016 and did not record income tax expense.

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

As of March 31, 2017, the Company incurred $5,068,524 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,723,298 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

During the three months ended March 31, 2017, the valuation allowance increased by $24,331, primarily relating to net operating loss carryforwards from the local tax regime.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 7 RELATED PARTY TRANSACTIONS

As of March 31, 2017, amounts due to related parties amounted $1,162,772. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder, which are unsecured, interest-free and have no fixed terms of repayment.

As of March 31, 2017, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, there were no commitments and contingencies involved.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

On July 12, 2018, the Company filed a certificate of amendment to its articles of incorporation with the Nevada Secretary of State to change its name to “Wunong Asia Pacific Company Limited”.

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

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “ Asia Pacific Boiler Corporation”, to be effected by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

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

On November 6, 2014, we changed our fiscal year end to December 31 from June 30. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited” and our trading symbol has been changed to “AITA” with effect from September 7, 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

In implementing our plan, we maintained our current activities and businesses. Therefore, our net loss remains largely unchanged from $87,102 for the three months ended 31 March 2016 to a net loss of $71,593 for the three months ended 31 March 2017.

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

As of the end of the quarter covered by this report, we conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017:

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

WUNONG ASIA PACIFIC CO. LTD.

Dated: September 28, 2018	By:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: September 28, 2018	By:	/s/ Chin Leong Yang
Chin Leong Yang
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

