Form 10-K
period 2017-12-31
WUNONG ASIA PACIFIC Co Ltd
filed 2018-10-05
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,290,000 based upon the last sales price of the common stock of $0.30 per share on April 1, 2016 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

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

The number of shares of common stock, par value $0.01 outstanding as of October 5, 2018 is 39,300,000.

i

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

Employees

As of December 31, 2017, we only have two employees, namely our Chief Executive Officer, Mr. John Gong Chin Ong and our Chief Financial Officer, Mr. Chin Leong Yang. Each of our officers provides his services without remuneration on an as-needed basis. We intend to hire additional employees on an as needed basis.

Item 1A. Risk Factors

Risks Related To Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2017, we have incurred net losses of $185,648. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of customers’ expectations and demands when purchasing/leasing real estate, and the level of competition and general economic conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is now quoted under the symbol “AITA” on the OTC Pink operated by OTC Markets Group, Inc.  Prior to September 7, 2018, it was quoted under the symbol “PADR”. They began trading on the then Over-the-Counter Bulletin Board on June 26, 2012. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited”.

There has been very little trade in our shares of common stock in fiscal 2017 and 2016. The table below presents the high and low bid for our common stock for each quarter from January 1, 2016 through December 31, 2017. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2016	High	Low
1st Quarter	$0.30	$-
2nd Quarter	$0.30	$-
3rd Quarter	$-	$-
4th Quarter	$-	$-

Year ended December 31, 2017	High	Low
1st Quarter	$-	$-
2nd Quarter	$-	$-
3rd Quarter	$-	$-
4th Quarter	$-	$-

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

Holders of Our Common Stock

As of March 30, 2018, there were 39 holders  of record of our common stock. As of such date, 39,300,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We have incurred a net loss of $185,648 for the year ended December 31, 2017 and has generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016 which are included herein.

Our operating results for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Management fees	$145,029	$196,486
Legal and accounting	24,331	41,747
General and administrative	16,288	29,721
Loss from operations	185,648	267,954
Net loss	$185,648	$267,954

Operating expenses for the year ended December 31, 2017 were $185,648 compared with $267,954 for the year ended December 31, 2016. The $82,306 decrease in operating expenses was mainly attributed to decreases in consulting fees, legal and accounting fees and bad debt expenses.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2017	As at December 31, 2016
Total current assets	$-	$-
Total liabilities	1,406,279	1,220,631
Working capital deficit	1,406,279	1,220,631

Cash Flows

	Year ended December 31, 2017		Year ended December 31, 2016
Net cash used in operating activities	$	Nil	$	Nil
Net cash used in investing activities		Nil		Nil
Net cash provided by financing activities		Nil		Nil
Net decrease in cash and cash equivalents		Nil		Nil

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2017, our total current assets were $0 and our total current liabilities were $1,406,279. We had no cash as of December 31, 2017 and a working capital deficit of $1,406,279.

During the year ended December 31, 2017 and December 31, 2016 we spent $nil on operating activities.

During the year ended December 31, 2017 and December 31, 2016 we spent $nil on investing activities.

During the year ended December 31, 2017 and December 31, 2016 we spent $nil on financing activities.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2017, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended December 31, 2017, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending December 31, 2017 and 2016.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

Item 8. Financial Statements and Supplementary Data

WUNONG ASIA PACIFIC COMPANY LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wunong Asia Pacific Company Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wunong Asia Pacific Company and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, during 2017, the Company has not generated revenues and experienced a net of loss of $185,648. The Company has suffered from accumulated deficits of $5,184,142 since its inception and negative operating cash flows, as of December 31, 2017. Management’s plans in regard to this matter are described in Note 3.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company's auditor since 2018.

Hong Kong, China

October 5, 2018

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong Tel : (852) 2573 2296 Fax : (852) 3015 3860	http://www.hkcmcpa.us

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2017	2016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$51,926	$38,926
Amount due to related parties	1,265,827	1,093,179
Amount due to a director	88,526	88,526

Total liabilities	1,406,279	1,220,631

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; none of shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of December 31, 2017 and 2016	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(5,184,142)	(4,998,494)

Total stockholders’ deficit	(1,406,279)	(1,220,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2017	2016

REVENUE	$-	$-

COSTS AND EXPENSES:
Management fees	145,029	196,486
Legal and accounting	24,331	41,747
General and administrative	16,288	29,721
Total operating expenses	185,648	267,954

LOSS FROM OPERATIONS	(185,648)	(267,954)

Income tax expenses	-	-

NET LOSS	$(185,648)	$(267,954)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	39,300,000

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(185,648)	$(267,954)
Change in operating assets and liabilities:
Accrual liabilities and other payable	13,000	20,000
Amount due to related parties	172,648	247,954

Net cash used in operating activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common	Additional		Total
	Number of shares	Amount	stock to be issued	paid-in capital	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2016	39,300,000	393	1,494,500	2,282,970	(4,730,540)	(952,677)

Net loss for the year	-	-	-	-	(267,954)	(267,954)

Balance as of December 31, 2016	39,300,000	393	1,494,500	2,282,970	(4,998,494)	(1,220,631)

Net loss for the year	-	-	-	-	(185,648)	(185,648)

Balance as of December 31, 2017	39,300,000	393	1,494,500	2,282,970	(5,184,142)	(1,406,279)

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Wunong Asia Pacific Company Limited (fka Panama Dreaming Inc.) (“Asia Pacific” or the “Company” or “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America. Asia Pacific was incorporated in Nevada on June 23, 2011 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Panama.

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

On November 6, 2014, the Company changed the fiscal year end to December 31 from June 30. These financial statements and this Form 10-K for the period ended December 31, 2017.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In 1998, Yulong Pump paid a total of RMB 799,000 ($131,985) to acquire land use rights in Wuchuan, Inner Mongolia for the purposes of establishing a manufacturing facility where. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia.  In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure.  The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs.  The Wuchuan property, is located in the city centre of Wuchuan, a suburb of Hohhot. Yulong pump intends to explore the potential for commercial development of these lands.  The land use right has not been transferred to Yulong Pump as of December 31, 2017. Yulong Pump has written off the net amount of land use right as of December 31, 2017.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Since the termination of its water pump manufacturing operations, Yulong Pump has engaged in the identification and acquisition of other industrial manufacturing assets, and in the acquisition, development and exploitation of residential, commercial, and industrial real estate assets.

In 2008, Yulong Pump transformed itself from a local resident China company to a foreign joint venture company. As a result, the Company has become an entity with the status of a foreign joint venture company with registered capital of RMB  ¥30 million (approximately USD$4,839,181), which consists of 30 million shares of authorized, issued and outstanding voting common stock with a par value of RMB  ¥1.0 per share (USD$0.16).

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from RMB 30 million to RMB 600 million.(approximately USD$96,783,624).  This was approved in November 2013.

During the year 2013, Yulong Pump raised RMB188,355,325 (USD$31,114,083) as a contribution from its president and CEO, Qin Xiu San.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. The Company has provided an impairment loss in full to the investment in an associate during 2015 fiscal year. As at December 31, 2017 and 2016, the investment in an associate was reduced to zero.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Net loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2017 and 2016, there were no potentially dilutive securities outstanding.

●	Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “ Accounting for Income Taxes ” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending December 31, 2017 and 2016.

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

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08,  Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company has not generated revenues and has accumulated losses of $5,184,142 since inception. The Company has suffered from continuous losses with a net loss of $185,648 for the year ended December 31, 2017 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.	INVESTMENT IN AN ASSOCIATE

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of December 31, 2017 and 2016. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the years ended December 31, 2017 and 2016.

5.	RELATED PARTY TRANSACTIONS

As of December 31, 2017 and December 31, 2016, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526 and $88,526, respectively. The advance is unsecured, non-interest bearing and repayable on demand.

As of December 31, 2017 and December 31, 2016, amounts due to related parties, amounted $1,265,827 and $1,093,179, respectively. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder.

6.	STOCKHOLDERS’ DEFICIT

As of December 31, 2017 and 2016, the Company had no shares of its preferred stock issued and outstanding.

As of December 31, 2017 and 2016, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	INCOME TAXES

United States

Asia Pacific is incorporated in United States, and is subject to corporate income tax rate of 34%.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2017, the Company has $5,182,579 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,088,342 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	As of
	December 31, 2017	December 31, 2016

Deferred tax assets:
Loss carryfoward – current rate	$1,088,342	$1,698,967
Loss carryfoward – effect of change in statutory rate	673,735	-
Valuation allowance	(1,762,077)	(1,698,967)

Net deferred tax assets	$-	$-

8.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016

Net loss attributable to common shareholders	$(185,648)	$(267,954)

Weighted average common shares outstanding – Basic and diluted	39,300,000	39,300,000

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2017, there were no commitments and contingencies involved.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Committees of the Board

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Other than Mr. Ma, none of our directors are deemed independent and Mr. Gong and Mr. Yang also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Our audit committee charter was attached as an exhibit to our annual report filed on Form 10-K with the Securities and Exchange Commission on September 12, 2012.

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Wunong Asia Pacific Company Limited and its subsidiary, Million Place Investments Ltd in the fiscal years ended December 31, 2017 and December 31, 2016 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
John Gong Chin Ong (1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chairman, Chief Executive Officer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Xiushan Qin (2)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, Chief Executive Officer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chin Leong Yang (3)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer, Treasurer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Philip Kwan Swee Seng (4)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	John Gong Chin Ong was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 22, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed as Chief Executive Officer.

(2)	Xiushan Qin was appointed as our President and Chief Executive Officer on November 22, 2012 and as a director on March 18, 2014. On September 15, 2014 Mr. Qin resigned as President, chief executive officer and director of our company.

(3)	Chin Leong Yang was appointed as our Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed as a director.

(4)	Philip Kwan Swee Seng succeeded Hogan Zhang as our Secretary and Treasurer on September 15, 2014.

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

Stock Options/SAR Grants

During our fiscal year ended December 31, 2017, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
John Gong Chin Ong (John Gong) (2) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	Common	25,000,000	63.61%
Chin Leong Yang (Simon Yang) (3) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil
Philip Kwan Swee Seng (4) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	Common	Nil	Nil
Xi Xing Ma 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China(5)	Common	Nil	Nil
Directors and Officers as a group	Common	25,000,000	63.61%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2018. As of March 30, 2018, there were 39,300,000 shares of our company’s common stock issued and outstanding.

(2)	John Gong Chin Ong (John Gong) was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 30, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed Chief Executive Officer of our company.

(3)	Chin Leong Yang (Simon Yang) was appointed Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed a director.

(4) (5)	Philip Kwan Swee Seng was appointed as our Secretary on September 15, 2014. Xi Xing Ma was appointed director on February 2, 2016.

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

As of December 31, 2017 and December 31, 2016, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526 and $88,526, respectively. The advance is unsecured, non-interest bearing and repayable on demand.

As of December 31, 2017 and December 31, 2016, amounts due to related parties, amounted $1,265,827 and $1,093,179, respectively. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$13,000	$13,000
Audit Related Fees		$-
Tax Fees		-
All Other Fees		-
Total	$13,000	$13,000

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

WUNONG ASIA PACIFIC COMPANY LIMITED

Dated: October 5, 2018	By:	/s/ John Gong Chin Ong
	Name:	John Gong Chin Ong
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ John Gong Chin Ong	Chief Executive Officer and Director	October 5, 2018
John Gong Chin Ong	(Principal Executive Officer)

/s/ Chin Leong Yang	Chief Financial Officer and Director	October 5, 2018
Chin Leong Yang	(Principal Financial and Accounting Officer)

/s/ Xi Xing Ma	Director	October 5, 2018
Xi Xing Ma

