Form 10-Q
period 2018-03-31
WUNONG ASIA PACIFIC Co Ltd
filed 2018-10-09
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  October 8, 2018, there were 39,300,000 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q

WUNONG ASIA PACIFIC CO. LTD.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WUNONG ASIA PACIFIC COMPANY LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

WUNONG ASIA PACIFIC COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$53,926	$51,926
Amounts due to related parties	1,276,312	1,265,827
Amount due to a director	88,526	88,526

Total current liabilities	1,418,764	1,406,279

TOTAL LIABILITIES	$1,418,764	$1,406,279

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; no shares issued and outstanding	$-	$-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(5,196,627)	(5,184,142)

Total stockholders’ deficit	(1,418,764)	(1,406,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2018	2017

REVENUE	$-	$-

COSTS AND EXPENSES:
Management fees	10,485	51,349
Legal and accounting	2,000	3,956
General and administrative	-	16,288
Total operating expenses	12,485	71,593

LOSS FROM OPERATIONS	(12,485)	(71,593)

NET LOSS	$(12,485)	$(71,593)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	39,300,000

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,485)	$(71,593)
Change in operating assets and liabilities:
Accrued liabilities and other payable	2,000	2,000
Amounts due to related parties	10,485	69,593
Net cash used in operating activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

See accompanying notes to condensed consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

NOTE - 3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $5,196,627 as of March 31, 2018 and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Investment in an associate

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of March 31, 2018. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the three months ended March 31, 2018.

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

For the three months ended March 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three months ended March 31, 2018 and 2017.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

NOTE - 5 STOCKHOLDERS’ DEFICIT

As of March 31, 2018 and December 31, 2017, the Company had a total of 39,300,000 shares of its common stock issued and outstanding, respectively.

NOTE - 6 INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2018 and 2017 and did not record income tax expense.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2018, the Company incurred $5,195,064 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,090,963 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

During the three months ended March 31, 2018, the valuation allowance increased by $2,621, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE - 7 RELATED PARTY TRANSACTIONS

As of March 31, 2018, amounts due to related parties amounted $1,276,312. These payables are for providing management services to the Company controlled by John Gong, the CEO and a shareholder, which are unsecured, interest-free and have no fixed terms of repayment.

As of March 31, 2018, advances from the Company’s chairman, chief executive officer and director, John Gong, amounted to $88,526. The advances are payments made by John Gong to cover expenses related to its operations. The advance is non-interest bearing, and payable on demand.

NOTE - 8 COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, there were no commitments and contingencies involved.

NOTE - 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

As mentioned, to ensure our survival, we changed our current activities and businesses. Therefore, our net loss significantly low from $71,593 for the three months ended 31 March 2017 to a net loss of $12,485 for the three months ended 31 March 2018.

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

As of the end of the quarter covered by this report, we conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018:

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

WUNONG ASIA PACIFIC CO. LTD.

Dated: October 8, 2018	By:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: October 8, 2018	By:	/s/ Chin Leong Yang
Chin Leong Yang
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

