Form 10-K
period 2018-12-31
WUNONG ASIA PACIFIC Co Ltd
filed 2019-04-29
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,290,000 based upon the last sales price of the common stock of $0.30 per share on May 15, 2018 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

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

The number of shares of common stock, par value $0.01 outstanding as of April 15, 2019 is 46,500,000.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Wunong Asia Pacific Company Limited and our wholly owned subsidiary, Million Place Investments Limited, a British Virgin Islands corporation, unless otherwise indicated.

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

On November 6, 2014, we changed our fiscal year end to December 31 from June 30. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited” and our trading symbol was changed to “AITA” with effect from September 7, 2018.

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

In a Letter of Intent dated February 1, 2014 entered into between us, Million Place, Yulong Pump and Hohhot Devotion Boiler General Company Private Limited (“Devotion Boiler”), the parties contemplated, amongst other things, (i) the acquisition of Million Place by us, (ii) the acquisition by Million Place of an option to acquire not less than 51% of the equity interests of Yulong Pump and (iii) the acquisition of all the equity interests in Devotion Boiler. The objectives in the Letter of Intent were subject to satisfactory due diligence, completion of audits and financial statements and definitive agreements.

Pursuant to the Letter of Intent, on April 25, 2014, Million Place, which already owned 49% equity interests in Yulong Pump, entered into a share sale and purchase agreement with Xiushan Qin, a former officer and director of us, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted Million Place the option to purchase an additional 2% equity interest in Yulong Pump for a purchase price of approximately $96,278, thus potentially increasing its equity stake in Yulong Pump to 51%. The option is perpetual and without provision for termination.

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

On August 5, 2014, we entered into and closed a share exchange agreement with Million Place and the shareholders of Million Place. Pursuant to the terms of the share exchange agreement, we acquired all 10,000 of the issued and outstanding ordinary shares of Million Place in exchange for 7,500,000 newly-issued shares of our common stock to the shareholders of Million Place. As a result, Million Place became our wholly-owned subsidiary.

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

Throughout the years ended December 31, 2017 and December 31, 2018, Million Place had no operations.

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

In 1998, Yulong Pump paid a total of RMB 799,000 or $131,985 to acquire land use rights in Wuchuan, Inner Mongolia, for the purposes of establishing a manufacturing facility. From 1998 until 2008, Yulong Pump was engaged in the manufacture of industrial water pumps for a variety of applications in Wuchuan, Inner Mongolia. In 2008, Yulong Pump ceased its water pump manufacturing activities due to a decrease in demand for its products and increasing obsolescence of its manufacturing infrastructure. The land use rights for the Wuchuan property expire in 2046 and are eligible for renewal subject to additional costs. The Wuchuan property is located in the city center of Wuchuan, a suburb of Hohhot and Yulong Pump intends to explore the potential for commercial development of this land. Preliminary verbal discussions with the local Wuchuan land bureau indicate the possibility for land conversion from industrial to commercial and residential.

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

Throughout the year ended December 31, 2017 and December 31, 2018, Yulong Pump had no operations.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, establishes a class of company called a “smaller reporting company,” which generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2018, we qualify as both an emerging growth company and a smaller reporting company.

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

Employees

As of December 31, 2018, we only had three employees, namely our Chief Executive Officer, Mr. John Gong Chin Ong, our Chief Financial Officer, Mr. Chin Leong Yang and our secretary, Philip Kwan Swee Seng. Each of our officers provides his services without remuneration on an as-needed basis. We intend to hire additional employees on an as needed basis.

Item 1A. Risk Factors

Risks Related To Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2018, we have incurred net losses of $160,404. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of customers’ expectations and demands when purchasing/leasing real estate, and the level of competition and general economic conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is now quoted under the symbol “AITA” on the OTC Pink operated by OTC Markets Group, Inc.  Prior to September 7, 2018, it was quoted under the symbol “PADR”. They began trading on the then Over-the-Counter Bulletin Board on June 26, 2012. On July 12, 2018, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Wunong Asia Pacific Company Limited” and are now quoted under the symbol “AITA”.

There has been very little trade in our shares of common stock in fiscal 2018 and 2017. The table below presents the high and low bid for our common stock for each quarter from January 1, 2017 through December 31, 2018. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2018	High	Low
1st Quarter	$-	$-
2nd Quarter	$0.56	$0.30
3rd Quarter	$-	$-
4th Quarter	$-	$-

Year ended December 31, 2017	High	Low
1st Quarter	$-	$-
2nd Quarter	$-	$-
3rd Quarter	$-	$-
4th Quarter	$-	$-

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

Holders of Our Common Stock

As of March 11, 2019, there were 60 holders  of record of our common stock. As of such date, 46,500,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

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

We have incurred a net loss of $160,404 for the year ended December 31, 2018 and have generated no revenues. The continuity of our future operations is dependent upon our ability to raise additional capital and to successfully execute our business plans in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of equity securities to finance our operations. However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statement does not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017 which are included herein.

Our operating results for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Management fees	$39,139	$142,747
Legal and accounting	83,295	26,675
General and administrative	37,970	13,887
Loss from operations	(160,404)	(183,309)
Net loss	$(160,404)	$(183,309)

Operating expenses for the year ended December 31, 2018 were $160,404 compared with $183,309 for the year ended December 31, 2017. The $ 22,905 decrease in operating expenses was mainly attributed to net increase of decreases management fees and increases in legal and accounting fees.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2018	As at December 31, 2017
Total current assets	$9,167	$-
Total liabilities	1,573,511	1,403,940
Working capital deficit	(1,584,160)	(1,403,940)

Cash Flows

	Year ended December 31, 2018	Year ended December 31, 2017
Net cash used in operating activities	$(174,724)	$(151,789)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	174,724	151,789
Net decrease in cash and cash equivalents	Nil	Nil

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2018, our total current assets were $9,167 and our total liabilities were $1,573,511. We had no cash as of December 31, 2018 and a working capital deficit of $1,584,160.

During the year ended December 31, 2018 and December 31, 2017 we spent $174,724 and $151,789 on operating activities.

During the year ended December 31, 2018 and December 31, 2017 we spent nil on investing activities.

During the year ended December 31, 2018 and December 31, 2017 we spent $174,724 and $151,789 on financing activities.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2018, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of the year ended December 31, 2018, there were no cash equivalents.

Income Taxes

Our company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for years ending December 31, 2018 and 2017.

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

Item 8. Financial Statements and Supplementary Data

WUNONG ASIA PACIFIC COMPANY LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wunong Asia Pacific Co. Ltd,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wunong Asia Pacific Co. Ltd. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Wunong Asia Pacific Co. Ltd. as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2019.

New York, New York

April 26, 2019

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2018	2017

ASSETS
Current assets:
Prepaid Expense	$9,167	$-

Total Current Assets	9,167	-

TOTAL ASSETS	9,167	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	65,293	70,446
Amount due to related parties	1,419,692	1,244,968
Amount due to a director	88,526	88,526

Total liabilities	1,573,511	1,403,940

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; none of shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of December 31, 2018 and 2017	393	393
Common stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,282,970	2,282,970
Accumulated deficit	(5,342,207)	(5,181,803)

Total stockholders’ deficit	(1,564,344)	(1,403,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,167	$-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2018	2017

REVENUE	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Management fees	39,139	142,747
Legal and accounting	83,295	26,675
General and administrative	37,970	13,887
Total operating expenses	160,404	183,309

LOSS FROM OPERATIONS	(160,404)	(183,309)

Income tax expenses	-	-

NET LOSS	$(160,404)	$(183,309)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	39,300,000	39,300,000

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(160,404)	$(183,309)
Change in operating assets and liabilities:
Prepaid Expense	(9,167)	-
Accrual liabilities and other payable	(5,153)	31,520

Net cash used in operating activities	(174,724)	(151,789)

Cash flows from financing activities:
Proceeds from advances from related parties	174,724	151,789
Net cash used in operating activities	174,724	151,789

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

Supplementary cash flow information:
Income taxes paid by cash	$-	$-
Interest paid by cash	-	-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common	Additional		Total
	Number of shares	Amount	stock to be issued	paid-in capital	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2017	39,300,000	393	1,494,500	2,282,970	(4,998,494)	(1,220,631)

Net loss for the year	-	-	-	-	(183,309)	(183,309)

Balance as of December 31, 2017	39,300,000	393	1,494,500	2,282,970	(5,181,803)	(1,403,940)

Net loss for the year	-	-	-	-	(160,404)	(160,404)

Balance as of December 31, 2018	39,300,000	393	1,494,500	2,282,970	(5,342,207)	(1,564,344)

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

On February 1, 2015, Yulong Pump entered into a Warranty Deed Agreement with Qin Xiu San, a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2015 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration.  Hohhot Devotion Boiler is a PRC company with approximately 300 employees engaged in the manufacture and sale of industrial boilers, and in real estate development in the Hohhot region of Inner Mongolia, China.  It is the largest manufacturer of boilers in Inner Mongolia.  Together, Devotion Boiler and Yulong Pump are concurrently planning to begin construction in March 2015 of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Devotion Boiler in Inner Mongolia.  As at the date of this report, the acquisition of Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2015, the warranty deed was extended to October 31, 2015. As at the date of this report, the acquisition has not been completed and our company is seeking a further extension until June 30, 2016.  There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump. Throughout the years ended December 31, 2017 and December 31, 2018, Yulong Pump had no business activities.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. The Company has provided an impairment loss in full to the investment in an associate during 2015 fiscal year. As at December 31, 2018 and 2017, the investment in an associate was reduced to zero.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes ” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending December 31, 2017 and 2016.

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

For the years ended December 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

·	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

·	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

 As of December 31, 2018, the Company has not generated revenues and has accumulated losses of $5,342,207 since inception. The Company has suffered from continuous losses with a net loss of $160,404 for the year ended December 31, 2018 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.	INVESTMENT IN AN ASSOCIATE

The Company, through Million Place, has a 49% interest in Yulong Pump, a pump and boiler production company in Inner Mongolia since December 1, 2012. We use the equity method to account for investments in Yulong Pump; accordingly, our results of operations include the Company’s proportionate share of the net income or loss of Yulong Pump. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Since the investment loss exceeded the carrying amount of an investment accounted for the equity method, the investment is reduced to zero as of December 31, 2018 and 2017. The Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

No further investment loss from Yulong Pump was made for the years ended December 31, 2018 and 2017.

5.	RELATED PARTY TRANSACTIONS

As of December 31, 2018, advances from the Company’s Chairman, Chief Executive Officer and director, Mr. John Gong, amounted to $88,526 and $88,526, respectively. The advance is unsecured, non-interest bearing and repayable on demand.

As of December 31, 2018 and 2017, amounts due to related parties, amounted $1,419,692 and $1,244,968, respectively. These payables are for providing management services to the Company by companies controlled by Mr. John Gong, our Chief Executive Officer .

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	STOCKHOLDERS’ DEFICIT

As of December 31, 2018 and 2017, the Company had no shares of its preferred stock issued and outstanding.

As of December 31, 2018 and 2017, the Company had a total of 39,300,000 shares of its common stock issued and outstanding.

On April 16, 2018, Mr Peijiang Chen acquired an aggregate of 25,000,000 issued and outstanding common shares of Asia Pacific Boiler Corporation. The shares were acquired in a private transaction from our Chairman, Chief Executive Officer and Director, Mr. John Gong. The purchase price, which was paid with personal funds of the purchaser, was $0.01 per share or $250,000 in the aggregate.

The 25,000,000 common shares constitute approximately 63.61% of our issued and outstanding voting securities as at the date of this report. There are no arrangements or understandings among Mr. Peijiang Chen, Mr. John Gong, or any of their respective associates with respect to the election of directors or other matters pertaining to the Company.

7.	INCOME TAXES

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2018, the Company has $ 5,342,207 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,121,863 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	For the years ended
	December 31, 2018	December 31, 2017

Income tax provision at the federal statutory rate	21%	34%
Effect of operating losses	(21%)	(34%)
Effective tax rate	-	-

Net deferred tax assets consist of the following:

	As of
	December 31, 2018	December 31, 2017

Deferred tax assets:
Loss carryfoward – current rate	$1,121,863	$1,088,179
Valuation allowance	(1,121,863)	1,088,179

Net deferred tax assets	$-	$-

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017

Net loss attributable to common shareholders	$(160,404)	$(183,309)

Weighted average common shares outstanding – Basic and diluted	39,300,000	39,300,000

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

9.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2017 and December 31, 2018, there were no commitments and contingencies involved.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date was the Company issued the audited consolidated financial statements. During the period, other the the events below, the Company did not have any material recognizable subsequent events.

On March 9, 2019, the Company entered into a consulting agreement with Surewin Capital International Limited. The consulting agreement provides that Surewin Capital International Limited will act as consultant and assist the Company in the acquisition of Wunong Technology(Shenzhen) Co., Ltd. In connection therewith, Surewin Capital International Limited will act as liaison between the directors and senior officers of the Company and Wunong Technology (Shenzhen) Co., Ltd and assist in the completion of the relevant SEC reporting disclosures in respect of the proposed acquisition. The consulting agreement will be for a term of 12 months beginning March 9, 2019. The Company will issue Consultant 7,200,000 shares of the Company’s common stock, $0.00001 par value per share (the “Consulting Shares”) on the date of execution of the agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 1, 2019, we dismissed HKCMCPA Company Limited (“HKCMCPA”) as our independent registered public accounting firm. The reports of HKCMCPA, on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not modified. The decision to change the independent accountant was approved and ratified by our Board of Directors on February 1, 2019.

During our two most recent fiscal years and through the date of this report, we have had no disagreements with HKCMCPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HKCMCPA, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the “SEC”).

On February 1, 2019, our Board of Directors appointed and ratified Yu Certified Public Accountant, P.C. (“YUCPA”) as our new independent registered public accounting firm, effective February 1, 2019. During the two most recent fiscal years and through the date of our engagement, we did not consult with YUCPA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of YUCPA as the Company’s new independent registered public accounting firm, the Board considered all relevant factors.

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

Our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
John Gong Chin Ong (John Gong)	Chairman, Chief Executive Officer and Director	50	September 24, 2012
Chin Leong Yang (Simon Yang)	Chief Financial Officer, Treasurer and Director	63	November 22, 2012
Philip Kwan Swee Seng	Secretary	66	September 15, 2014
Xi Xing Ma	Director	68	February 2, 2016

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Wunong Asia Pacific Company Limited and its subsidiary, Million Place Investments Ltd in the fiscal years ended December 31, 2018 and December 31, 2017 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
John Gong Chin Ong (1)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chairman, Chief Executive Officer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Xiushan Qin (2)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, Chief Executive Officer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chin Leong Yang (3)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer, Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Philip Kwan Swee Seng (4)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	John Gong Chin Ong was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 22, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed as Chief Executive Officer.

(2)	Xiushan Qin was appointed as our President and Chief Executive Officer on November 22, 2012 and as a director on March 18, 2014. On September 15, 2014 Mr. Qin resigned as President, chief executive officer and director of our company.

(3)	Chin Leong Yang was appointed as our Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed as a director.

(4)	Philip Kwan Swee Seng succeeded Hogan Zhang as our Secretary and Treasurer on September 15, 2014.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2018, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 11, 2019, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Peijiang Chen 8415 West Silicon Valley,No. 5010 Baoan Avenue, Baoan District, Shenzhen, Guangdong Province, People Republic of China	Common	25,000,000	53.76%

Surewin Capital International Limited 30 de Castro Street, Wickhams Cay 1, P.O. Box 4519, Road Town, Tortola, British Virgin Islands	Common	6,000,000	12.9%

John Gong Chin Ong (John Gong) (2) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	Common	Nil	Nil

Chin Leong Yang (Simon Yang) (3) Blk. 615, Ang Mo Kio Ave. 4 Unit #05-1013 Singapore 560615	Common	Nil	Nil

Philip Kwan Swee Seng (4) 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China	Common	Nil	Nil

Xi Xing Ma 3 KeZhen Industrial Street, Wuchun District, Hohhot, People’s Republic of China(5)	Common	Nil	Nil

Directors and Officers as a group	Common	Nil	Nil

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 11, 2019. As of March 11, 2019, there were 46,500,00 shares of our company’s common stock issued and outstanding.

(2)	John Gong Chin Ong (John Gong) was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director on September 24, 2012. On November 30, 2012 he resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and was appointed as Chairman. On September 15, 2014, Mr. Gong was re-appointed Chief Executive Officer of our company.

(3)	Chin Leong Yang (Simon Yang) was appointed Chief Financial Officer, Secretary and Treasurer on November 22, 2012. On March 18, 2014 he resigned as Secretary and was appointed a director.

(4) (5)	Philip Kwan Swee Seng was appointed as our Secretary on September 15, 2014. Xi Xing Ma was appointed director on February 2, 2016.

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

As of December 31, 2018 and December 31, 2017, advances from our Chairman, Chief Executive Officer and director, Mr. John Gong, amounted to $88,526 and $88,526, respectively. The advance is unsecured, non-interest bearing and repayable on demand.

As of December 31, 2018 and December 31, 2017, amounts due to related parties, amounted to $1,419,692 and $1,244,968, respectively. These payables are for providing management services to the Company by companies controlled by Mr. John Gong, our Chief Executive Officer.

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

Item 14. Principal Accounting Fees and Services

On February 1, 2019 we dismissed HKMCPA Company Limited (“HKCMCPA”) as our independent registered public accounting firm. The reports of HKCMCPA on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinions and were not modified. The decision to change the independent accountant was approved and ratified by our Board of Directors on February 1, 2019.

Also on February 1, 2019, our Board of Directors appointed and ratified Yu Certified Public Accountant, P.C., (“YUCPA”) as our new independent registered public accounting firm, effective February 1, 2019. During the two most recent fiscal years and through the date of appointment, we did not consult with YUCPA regarding either (1) the application of accounting principle to a specified transactions, either competed or proposed, or the type of account opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$13,000	$13,000
Audit Related Fees		$-
Tax Fees		-
All Other Fees		-
Total	$13,000	$13,000

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated August 5, 2014 among Asia Pacific Boiler Corporation, Million Place Investments Limited, and the shareholders of Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 15, 2011)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2012)
3.5	Certificate of Incorporation of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.6	Articles of Association of Million Place Investments Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on July 12, 2018)
(10)	Material Contracts
10.1	Letter of Intent dated February 14, 2014, with Million Place Investments Limited (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)
10.2	Share Transfer Agreement dated December 3, 2012 between Million Place Investments Limited, and Gong Chin Ong (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.3	Share Sale and Purchase Agreement (Option Agreement) dated April 25, 2014 between Million Place Investments Limited and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.4	Joint Venture Agreement dated May 22, 2014 between Million Place Investments and Yulong Pump. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)

Exhibit Number	Description
10.5	Warranty Deed between Yulong Pump and Qin Xiu Shan (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.6	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.7	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.8	Purchase Agreement dated August 5, 2013 between Yulong Pump and Wulateqianqi Hua Yuan Real Estate Limited Company (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.9	Extension of Warranty deed between Yulong Pump and Qin Xiu Shan dated August 5, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on September 2, 2014)
10.10	Lease Agreement between Inner Mongolia Yatai Boiler Co. Ltd and Asia Pacific Boiler Corporation (incorporated by reference to our Annual Report on Form 10-K filed on August 9, 2018)
10.11	Consulting Agreement with Surewin Capital International Limited dated March 9, 2019 (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2019 as Exhibit 10.1)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
(21)	Subsidiaries of the Registrant
21.1	Million Place Investments Limited, a British Virgin Islands corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
99.2	Disclosure Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on September 12, 2012)
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUNONG ASIA PACIFIC COMPANY LIMITED

Dated: April 26, 2019	By:	/s/ John Gong Chin Ong
	Name:	John Gong Chin Ong
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ John Gong Chin Ong	Chief Executive Officer and Director	April 26, 2019
John Gong Chin Ong	(Principal Executive Officer)

/s/ Chin Leong Yang	Chief Financial Officer and Director	April 26, 2019
Chin Leong Yang	(Principal Financial and Accounting Officer)

/s/ Xi Xing Ma	Director	April 26, 2019
Xi Xing Ma