Form 10-Q
period 2019-03-31
WUNONG ASIA PACIFIC Co Ltd
filed 2019-05-15
CIK 1527675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  May 15, 2019, there were 46,500,000 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q

WUNONG ASIA PACIFIC COMPANY LIMITED

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Prepaid Expense	$3,917	$9,167

Total Current Assets	3,917	9,167

TOTAL ASSETS	3,917	9,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	67,843	65,293
Amount due to related parties	1,443,892	1,419,692
Amount due to director or officer	88,526	88,526

Total liabilities	1,600,261	1,573,511

Commitments and contingencies

Stockholder’s deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 per value; none of shares issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized; 39,300,000 shares issued and outstanding as of December 31, 2018 and 46,500,000 shares issued and outstanding as on March 31, 2019	465	393
Common Stock to be issued	1,494,500	1,494,500
Additional paid-in capital	2,782,898	2,282,970
Accumulated deficit	(5,874,207)	(5,342,207)

Total stockholder’s deficit	(1,596,344)	(1,596,344)

Total

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,917	$9,167

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2019	2018
	(UNAUDITED)	(UNAUDITED)

REVENUE	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Management fees	-	10,485
Consulting fees	500,000	-
Legal and accounting	25,500	2,000
General and administrative	6,500	-
Total operating expenses	532,000	12,485

LOSS FROM OPERATIONS	(532,000)	(12,485)

Income tax expenses	-	-
NET LOSS	$(532,000)	$(12,485)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	41,140,000	39,300,000

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”)

	Three months ended
	March 31,
	2019	2018
	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net loss	$(532,000)	$(12,485)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Consulting fees paid in stock	500,000
Change in operating assets and liabilities:
Prepaid expenses	5,250
Accounts payable and accrued expenses	2,550	10,485
Net cash used in operating activities	(24,200)	(2,000)

Cash flows from financing activities:
Proceeds from advances from related parties	$24,200	2,000
Net cash from financing activities	$24,200	$2,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

Supplementary cash flow information:
Income taxes paid by cash	$-	$-
Interest paid by cash	-	-

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”)

			Common	Additional		Total
	Common Stock		stock to be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	issued	Capital	Deficit	Equity

Balance December 31, 2018 (Audited)	39,300,000	$393	$1,494,500	$2,282,970	$(5,342,207)	$(1,564,344)
Share issuance	7,200,000	72	-	499,928		500,000
Net loss					(532,000)	(532,000)
Balance March 31, 2019 (Unaudited)	46,500,000	$465	$1,494,500	$2,782,898	$(5,874,207)	$(1,596,344)

See accompanying notes to consolidated financial statements.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

On April 25, 2015, Million Place entered into a Share Sale &Purchase Agreement with Xiushan Qin , our former President, former Chief Executive Officer and former Director, whereby Mr. Qin, who is the beneficial owner of a 51% interest in Yulong Pump, granted to Million Place the option to purchase an additional 2% equity interest in Yulong Pump (being 600,000 shares) for the aggregate purchase price of RMB 1.00 per share or approximately $96,278 in the aggregate.  The option is perpetual and without provision for termination.  With its acquisition of a 49% equity interest together with an option to purchase an aggregate 51% equity interest, Million Place is seeking to establish a majority equity stake in Yulong Pump.

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

In 2013, Yulong Pump applied to the Foreign Investment Committee of Inner Mongolia Autonomous Region to raise the registered capital from RMB 30 million to RMB 600 million (approximately USD$96,783,624).  This was approved in November 2013.

During 2013, Yulong Pump raised RMB188,355,325 (USD$31,114,083) as a contribution from its president and CEO, Xiushan Qin .

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

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On February 1, 2015, Yulong Pump entered into a Warranty Deed Agreement with Xiushan Qin , a former officer and former director of the Company, pursuant to which Mr. Qin has agreed to transfer to Yulong Pump by July 31, 2015 all outstanding securities of Hohhot Devotion Boiler General Company Private Limited (“Hohhot Devotion Boiler”).  The Warranty Deed Agreement does not provide for financial consideration Together, Hohhot Devotion Boiler and Yulong Pump are planning to begin construction of a new state of the art boiler manufacturing factory with a planned investment of approximately USD$250 million when the said amount has been raised. The companies intend to commence staffing and training of the new boiler plant employees concurrently with the start of construction. Yulong Pump and Hohhot Devotion Boiler also intend to rezone for commercial and residential use industrial land owned by Hohhot Devotion Boiler in Inner Mongolia.   As at the date of this report, the acquisition of Hohhot Devotion Boiler by Yulong Pump remains incomplete, and there is no guarantee that any such acquisition will be completed.  Further, there is no guarantee that Yulong Pump or Hohhot Devotion Boiler will successfully financing the construction of their planned boiler facility. On August 5, 2015, the warranty deed was extended to October 31, 2015. As at the date of this report, the acquisition has not been completed.  There is no guarantee that the transfer will be completed or that it will be completed on terms favorable to Yulong Pump.  Throughout the three months ended March 31, 2019 and year ended December 31, 2018, Yulong Pump had no business activities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. The Company has provided an impairment loss in full to the investment in an associate during 2015 fiscal year. As at March 31, 2019 and December 31, 2018, the investment in an associate was reduced to zero.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Net loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2019, there were no potentially dilutive securities outstanding.

●	Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, “Accounting for Income Taxes ” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending March 31, 2019 and 2018.

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

For the three months ended March 31, 2019, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2019 and December 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

 As of March 31, 2019, the Company has not generated revenues and has accumulated losses of $5,874,207 since inception. The Company has suffered from continuous losses with a net loss of $532,000 for the three months ended March 31, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

No further investment loss from Yulong Pump was made for the three months ended March 31, 2019.

5.	RELATED PARTY TRANSACTIONS

As of March 31, 2019, advances from the Company’s Chairman and Chief Executive Officer, Mr. John Gong, amounted to $88,526. The advance is unsecured, non-interest bearing and repayable on demand.

As of March 31, 2019, amount due to related parties was $1,443,892. These payables are payments made on behalf of the Company by two companies controlled by Mr. John Gong, our Chief Executive Officer, and by Wunong Technology (Shenzhen) Co., Ltd, owned by our major shareholder Peijiang Chen.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	STOCKHOLDERS’ DEFICIT

As of March 31, 2019, the Company had no shares of its preferred stock issued and outstanding.

As of March 31, 2019, the Company had a total of 46,500,000 shares of its common stock issued and outstanding.

On April 16, 2018, Mr Peijiang Chen acquired an aggregate of 25,000,000 issued and outstanding common shares of Wunong Asia Pacific Company Limited. The shares were acquired in a private transaction from our Chairman, Chief Executive Officer and Director, Mr. John Gong. The purchase price, which was paid with personal funds of the purchaser, was $0.01 per share or $250,000 in the aggregate.

The 25,000,000 common shares constitute approximately 63.61% of our issued and outstanding voting securities as at the date of this report. There are no arrangements or understandings among Mr. Peijiang Chen, Mr. John Gong, or any of their respective associates with respect to the election of directors or other matters pertaining to the Company.

On March 9, 2019, the Company issued 7,200,000 shares of the Company’s common stock in exchange for services from Surewin Capital International Limited (Surewin). According to the 12-month-term consulting agreement between the Company and Surewin, Surewin will assist the Company in the acquisition of Wunong Technology (Shenzhen) Co., Ltd. and the completion of the relevant SEC reporting disclosures for the proposed acquisition.

7.	INCOME TAXES

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2018. The Company’s financial statements for the three months ended March 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2019, the Company has $ 5,874,207 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,233,583 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	The Three months ended March 31, 2019	The year ended December 31, 2018

Income tax provision at the federal statutory rate	21%	21%
Effect of operating losses	(21)%	(21)%
Effective tax rate	-	-

Net deferred tax assets consist of the following:

	As of
	March 31, 2019	December 31, 2018

Deferred tax assets:
Loss carryfoward – current rate	$1,233,583	$1,121,863
Valuation allowance	(1,233,583)	(1,121,863)

Net deferred tax assets	$-	$-

WUNONG ASIA PACIFIC COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	NET LOSS PER SHARE

 Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018

Net loss attributable to common shareholders	$(532,000)	$(160,404)

Weighted average common shares outstanding – Basic and diluted	41,140,000	39,300,000

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, there were no commitments and contingencies involved.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019 up through the date was the Company issued the unaudited consolidated financial statements. During the period, other the events below, the Company did not have any material recognizable subsequent events.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Wunong Asia Pacific Company Limited and our wholly-owned subsidiary, Million Place Investments Ltd., a British Virgin Islands corporation, unless otherwise indicated.

The Statement of Net Assets and the Statement of Activities

Our analysis of the Wunong Asia Pacific Company Limited and about its activities include all assets and liabilities using accrual basis of accounting, which is like the accounting used by the most private-sector companies. All the current year of expenses are considered regardless of when cash is paid.

These two statements report the Wunong Asia Pacific Company Limited’s liabilities and changes in them. You can think of the Wunong Asia Pacific Company Limited’s liabilities, as one way to measure Wunong Asia Pacific Company Limited’s financial position. Over time, the decreases in Wunong Asia Pacific Company Limited’s net assets are one indicator its financial health is deteriorating.

Overview

We were incorporated in Nevada on June 23, 2011, to originally engage in the business of real estate investment consulting with respect to properties located in Panama.

On November 5, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Panama Dreaming Inc.” to “Asia Pacific Boiler Corporation”, to be effective by way of a merger with our wholly-owned subsidiary Asia Pacific Boiler Corporation, which was created solely for the name change.

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

On March 9, 2019, we entered into a consulting agreement with Surewin Capital International Limited. The consulting agreement provides that Surewin Capital International Limited will act as consultant and assist the Company in the acquisition of Wunong Technology (Shenzhen) Co., Ltd. In connection therewith, Surewin Capital International Limited will act as liaison between the directors and senior officers of the Company and Wunong Technology (Shenzhen) Co., Ltd and assist in the completion of the relevant SEC reporting disclosures in respect of the proposed acquisition.

We believe that we will require additional funds to implement our growth strategy, whether it be through the developing and managing Yulong Pump’s Wuchuan and Wulanteqianqi properties and/or mergers and acquisitions. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level enough for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Operating Revenues

We have not generated any material revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended December 31, 2019 were $532,000 compared with $12,458 for the three months ended March 31, 2018. As part of our aforesaid mergers and acquisitions strategy, we entered into a consulting agreement with Surewin Capital International Limited to assist us in the acquisition of Wunong Technology (Shenzhen) Co., Ltd. In consideration therewith, we issued 7,200,000 shares of our common stock to Surewin Capital International Limited and incurred a $500,000 consulting cost paid in stock. Consequently, our net loss significantly increased from $12,485 for the three months ended 31 March 2018 to a net loss of $532,000 for the three months ended 31 March 2019. Because the consulting cost was paid in stock, it does not affect our cash flow.

For the three months ended March 31, 2019 and March 31, 2018, we had a net loss per share of $0.00, with weighted average common shares outstanding of 41,140,000 and 39,300,000 respectively.

Liquidity and Capital Resources

As of March 31, 2019, our total assets were $3,917 compared to $9,167 as of March 31, 2018. The decrease in total assets is attributed to the fact that we amortized prepaid expenses.

Cashflow from Operating Activities

During the three months ended March 31, 2019, we used $24,200 of cash for operating activities compared to the use of $2,000 of cash for operating activities during the three months ended March 31, 2018. The increase in cash used for operating activities is due to the fact that we incurred higher legal, accounting and administration cost.

Cashflow from Financing Activities

During the three months ended March 31, 2019, we received proceeds of $24,200 from financing activities compared to $2,000 during the three months ended March 31, 2018. The increase was a result of more advances from related parties.

Quarterly Developments

On March 9, 2019, we entered into a consulting agreement with Surewin Capital International Limited. The consulting agreement provides that Surewin Capital International Limited will act as consultant and assist the Company in the acquisition of Wunong Technology (Shenzhen) Co., Ltd. In connection therewith, Surewin Capital International Limited will act as liaison between the directors and senior officers of the Company and Wunong Technology (Shenzhen) Co., Ltd and assist in the completion of the relevant SEC reporting disclosures in respect of the proposed acquisition. In consideration therewith, we issued 7,200,000 shares of our common stock to Surewin Capital International Limited on the date of execution of the agreement and relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D and Regulation S under the Securities Act for purposes of the issuance of the shares to Surewin Capital International Limited.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares and advances from related parties in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

As of the end of the quarter covered by this report, we conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019:

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

WUNONG ASIA PACIFIC COMPANY LIMITED

Dated: May 15, 2019	By:	/s/ John Gong Chin Ong
John Gong Chin Ong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 15, 2019	By:	/s/ Chin Leong Yang
Chin Leong Yang
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)